Form 10-K
period 1994-02-05
GENERAL NUTRITION INC
filed 1994-05-03
CIK 317030

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended February 5, 1994         Commission File Number 1-8055


                        GENERAL NUTRITION, INCORPORATED
             (Exact name of Registrant as specified in its charter)


      PENNSYLVANIA                                       25-1027307
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

      921 Penn Avenue                                    15222
      Pittsburgh, Pennsylvania                           (Zip Code)
      (Address of principal executive offices)


      Registrant's telephone number, including area code:  (412) 288-4600

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:   NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                              Title of each class

          Series A $1.00 Stated Value Preferred Stock, $.01 Par Value
                          (Redeemed February 12, 1993)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                       -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        [ ]

     The Registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is, therefore, filing this Form 10-K in reduced disclosure format.

     State the aggregate market value of Common Stock held by non-affiliates of the Registrant: None

     The number of shares of the Registrant's Common Stock outstanding at April 29, 1994 was 140.

                        GENERAL NUTRITION, INCORPORATED

                               TABLE OF CONTENTS



Securities and Exchange Commission Item Number and Description                                                 Page
- - --------------------------------------------------------------                                                 ----
PART I
  Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
  Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
  Item  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART II
  Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . .      9
  Item  6.   Selected Consolidated Financial Information and Other Data . . . . . . . . . . . . . . . . . .     10
  Item  7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
  Item  8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .     17
  Item  9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART III
  Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .     17
  Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
  Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .     17
  Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .     17

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . .     18

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42

                                     PART I

ITEM 1. BUSINESS

HISTORICAL OVERVIEW

    General Nutrition, Incorporated ("GNI," "GNC," or the "Company") collectively with its subsidiaries, is the only nationwide specialty retailer of vitamin, mineral and sports nutrition supplements, and is also a leading provider of personal care, fitness and other health-related products. The Company's products are sold through a network of 1,553 retail stores operating under the GNC name, of which 1,044 are owned and operated by the Company at leased locations and 509 are franchised. The stores, which generally are between 1,200 and 1,800 square feet, are located primarily in regional shopping malls in the 50 states, with 33 located outside the United States in Mexico, Puerto Rico, Guam, Peru, Guatemala and the Bahamas. The Company's marketing emphasis is on its high-margin, value-added vitamin, mineral and sports nutrition supplements sold under the Company's proprietary brands and other nationally recognized third-party brand names.

    The Company's first store was opened in Pittsburgh in 1935, and until 1985, the Company operated primarily as a discount retailer of lower-margin generic vitamin and health food products. In 1985, following the death of the Company's founder, a new management team refocused the Company's strategy to become a specialty health retailer and a leading provider of products, services and information in the self-care and personal health enhancement markets. The three primary components of this strategy have been (i) repositioning the Company's stores from discount to specialty retailing with an emphasis on high-margin, value-added products; (ii) developing new business concepts, including SuperStores and franchising; and (iii) consolidating the Company's operations to eliminate marginally performing stores, businesses and support facilities.

    In 1992, the Company developed a strategy to expand its retail store base and market share by further developing certain metropolitan areas where the Company believes it has growth opportunity. This development strategy would be accomplished through the addition of Company-owned stores and the continuing growth of the franchise business. In 1992, 19 new Company-owned stores and 103 new franchise locations were opened. In 1993, the development continued with 350 new store openings of which 135 were Company-owned and 215 were franchises. This strategy will continue in 1994.

    The following table sets forth, for the years indicated, the number of system-wide stores open at the beginning of the year, stores added and closed and franchises opened:

                                            SYSTEM-WIDE STORES AND RETAIL SALES

                                COMPANY-OWNED                                 FRANCHISES
            Open at                                                                                                System-
           Beginning              Converted      Closed/                                Closed/        End          Wide
            of Year        New    Franchises    Converted          New   Converted    Converted      of Year        Sales
            -------        ---    ----------    ---------          ---   ---------    ---------      -------        -----
                                                                                                                (In millions)
1989         1,084          49         -          (50)               5      17            -           1,105         $331
1990         1,105          26         -          (79)(a)           22      17            -           1,091          336
1991         1,091           7         -          (59)              54      32            -           1,125          383
1992         1,125          19         -          (67)             103      41           (5)          1,216          458
1993         1,216         135        18          (35)             215      26          (22)          1,553          553

- - -------------
(a) Includes 37 National Health & Nutrition stores sold in 1990.

    All of the common stock of GNI is owned by General Nutrition Companies, Inc. ("Holding"), a public company, which was formed by the Thomas H. Lee Company and certain members of the Company's senior management to acquire GNI in August 1989 (the "Acquisition"). Thomas H. Lee Company ("THL") is a private investment firm which initiates, structures and invests in acquisitions and recapitalizations of established public and private middle market companies.

    For purposes of the financial statements, the 28-week period ended at August 19, 1989 and prior have been presented as the "Predecessor" Company. The 24-week period ended February 3, 1990 and the fiscal years ended February 2, 1991, February 1, 1992, February 6, 1993 and February 5, 1994 represent the Company's operations after the purchase.

    The Company operates in three distinct business segments; Retail, Franchising and Manufacturing.

    Reference is made to Note 15 of the Company's financial statements for information concerning industry segments.

RETAIL

    MERCHANDISING AND MARKETING

    The Company's products are sold under its various proprietary brand names, including Ultra Mega(R), Solotron(R), GNC(R), Natural Brand(R), Pro Performance(R), Challenge(TM), Herbal Plus(C), Preventive Nutrition(R),
Fitness Systems(R), 24-Hour Diet(R), Quick Shot(TM), Harvest of Nature(TM), and Vita Worth(TM). In addition, the Company carries various third-party brand name products including Weider(TM), Cybergenics(R), Health Valley(R), Twin Lab(R), Nature's Herbs(R) and Nature's Way(R). The Company has remerchandised its stores providing a mix of products which focus on high-margin, value-added products, emphasizing vitamin, mineral and herbal supplements and sports nutrition products, while de-emphasizing sales of food products.

    VITAMIN AND MINERAL SUPPLEMENTS. For over 59 years, vitamin and mineral supplements have represented the core of the Company's product line. The Company sells more than 400 different types of vitamin and mineral supplements, of which approximately 87% are sold under the Company's own brand names and the remainder are sold under the brand names of others. Vitamins and minerals are sold in single vitamin and multivitamin form and in different potency levels. Products are produced in tablet, soft gel, hard-shell capsule and powder form. The Company has reformulated many of its existing private label products and added new "consumer focused" products to its line of Special Nutritional Formulas ("SNF"). SNF products have unique formulations and/or different delivery systems, packaging designed for target markets and are priced to achieve high margins. The Company places continued emphasis on these high-margin, value-added special nutritional formulas for its vitamin and mineral products sold under GNC brand names.

    SPORTS NUTRITION PRODUCTS. Sports nutrition products are food supplements designed to be taken in conjunction with a fitness program and have provided an increasingly important contribution to revenues and profits. Management believes that these products, which include various protein and weight gain powders as well as high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique. Over 300 different sports nutrition products are stocked by the average GNC store.

    HERBS. Herbal supplements are sold in various hard-shell capsule, soft gel capsule, tea and liquid products. They come in both single herb and combination formulas. The Company merchandises herbs in its private labels Herbal Plus(C) and Natural Brand(R) along with products provided by third parties, including Nature's Way(R) and Nature's Herbs(R).

    DIET PRODUCTS. The diet category consists of all natural vitamin, mineral and herbal formulas designed to supplement the diet of weight conscious consumers. These products are sold in various pills, teas and meal replacement shakes. The Company provides a private label line of diet supplements, 24-Hour Diet(R), along with third party products.

    FOOD PRODUCTS. The Company sells a selection of specialty food products. As commodity natural food products have become available through more distribution channels, the Company has reduced its line of food products, focusing more on special attribute food products such as high-fiber, no-sugar and low-calorie products that carry a higher gross margin. In addition, the Company carries a wide variety of health-related snack products. This category, while important, is being de-emphasized as part of the Company's ongoing reallocation of shelf space to higher-margin specialty products.

    COSMETICS AND MISCELLANEOUS HEALTH CARE PRODUCTS. The Company sells personal care products including shampoos, soaps, cosmetics, skin creams, fresheners and lotions. These products are generally termed "natural" because they contain few synthetic chemicals and additives. The Company seeks to offer products within this category which include vitamins, herbs and other natural ingredients and avoids products which contain harsh chemicals. Also included in this category are various massage products which represented approximately $8.2 million and $6.8 million in sales in 1992 and 1993, respectively.

    SPORTS ACCESSORIES, FITNESS PRODUCTS AND SPECIALTY WORKOUT APPAREL. The Company's SuperStores (and certain of its traditional stores) offer a variety of sports accessories, including light-line fitness equipment, weight training accessories and specialty workout apparel. Certain equipment, weight training accessories and fitness apparel in the Company's stores are sold under the Company's own brand of Pro Performance(R) as well as those of third-parties.

    OTHER. This category represents primarily sales of the Company's Gold Card. This card, for a $15 annual fee, provides our customers with a 20% discount on all products purchased on the card purchase date and the first Tuesday of each month. At February 5, 1994, there were approximately 972,000 Gold Card holders with an additional 20,000 - 40,000 card holders being added each month.

    Below is a three-year comparison of the Company's sales by major product category and the respective percent to total retail sales:


                        SALES BY MAJOR PRODUCT CATEGORY
                           (% OF TOTAL RETAIL SALES)

(In millions)
                                 1993                     1992                      1991
                           Dollars      %           Dollars      %            Dollars      %
                           -------      -           -------      -            -------      -
Vitamin & Minerals          $171       40            $158       41             $144       41
Sports Nutrition             133       31             119       31              102       29
Herbs                         33        8              16        4               14        4
Diet                          24        6              18        4               15        4
Fitness & Apparel             14        3              14        4               12        3
Food                          19        4              32        8               38       11
Cosmetics                     22        5              22        6               27        8
Other                         13        3               7        2               -        -
                            ----      ---            ----      ---             ----      ---
    Total                   $429      100%           $386      100%            $352      100%
                            ====      ====           ====      ====            ====      ====



    STORES

    At February 5, 1994, the Company operated a network of 1,044 Company-owned retail stores through its wholly-owned subsidiary General Nutrition Corporation. The stores are located primarily in regional shopping malls. Most GNC stores contain between 1,200 and 1,800 square feet.

    The following table sets forth for each of the periods indicated the weighted average sales per square foot based upon the weighted average number of stores operated by the Company during the period and comparable store sales growth:

                         SALES IN COMPANY-OWNED STORES

                         Weighted                Weighted                     Weighted
                       Average Sales           Average Square           Average Annual Sales           Comparable
Year                      Per Store            Feet Per Store              Per Square Foot         Sales Growth (a)
- - ----                   -------------           --------------           ---------------------      ----------------
1989                      $307,706                 1,624                        $189                      2.2%
1990                       311,634                 1,627                         192                      0.7
1991                       349,043                 1,642                         213                     10.4
1992                       397,874                 1,640                         243                     12.6
1993                       437,201                 1,611                         271                     12.5

- - -------------

(a) The calculation of comparable store sales growth excludes the net sales of a store for any period of one year if the store was not open during the same period of the prior year. In a year with fifty-three weeks, the extra week is excluded in determining comparable store and weighted average sales. When a store's square footage has been increased as a result of expansion, relocation in the same mall or conversion to a SuperStore in the same mall, the store continues to be treated as a comparable store.
    Figures have been weighted to reflect the various dates within a given period on which individual stores have been opened or closed.

    NEW STORE FORMATS. The Company's new store format, which was eventually called the SuperStore concept, was developed in 1986 and has evolved through various prototypes resulting in the updated appearance that is now included in every new Company-owned and domestic franchise store built by the Company. The Company began the implementation of this concept by converting existing GNC stores and had converted 264 stores at February 5, 1994. An additional 95 stores will be converted to this updated format in 1994. Once updated, these stores had significant sales increases. In the first twelve months after conversion, sales increased an average of approximately 20.3% when compared with the same period prior to conversion. The current format is of comparable size to the Company's average store and has a similar operating cost structure.

    CUSTOMER BASE. In 1993, the Company's stores reported over 26.7 million customer transactions at an average sale of approximately $16.08 per transaction as compared with 27.5 million customer transactions and $14.04 per transaction for 1992. The decrease in customer transactions in 1993 versus 1992 is attributed primarily to the Company's reduced merchandising of the low margin commodity food products in our stores.

    By broadening its array of products to include sports nutrition, fitness and energy products, particularly in its SuperStores, the Company is changing the demographic characteristics of its customer base. The Company's historical customer base has been primarily women 45 years of age and over who purchase vitamin and diet products and products in the health and beauty aid lines.
Over the last several years, through its expansion of sports nutrition products and vitamin and mineral supplement offerings, the Company has broadened the appeal of its product line to a younger demographic profile primarily interested in health and fitness. With the general aging of the population and the public's continued interest in and awareness of health, fitness and nutrition, management believes that the Company's potential base of customers will continue to expand.

    STORE MANAGEMENT AND CONTROL. The Company's stores are currently regionalized into three divisions. Each division is led by a vice president who, along with managers responsible for merchandising, promotions, and inventory, a financial analyst and a network of regional sales directors, manages Company-owned store operations. This decentralized organization allows the Company's field management to customize stores to the demographics of particular markets and has responsibility for merchandise assortment, promotion, certain advertising and product pricing. In 1990, with the new emphasis on franchising, a franchise management and field support group was added to the divisional organization. This group is responsible for all aspects of the franchise field operations.

    ADVERTISING AND PROMOTION

    The Company markets its products primarily through television advertisements and to a limited extent through local and national print and other broadcast media, as well as point-of-sale material. The primary focus of the television advertising is on specific sports nutrition and vitamin products. In connection with this program, the Company received approximately $3.8 million, $7.6 million, and $7.2 million in each of 1991, 1992, and 1993 towards the cost of the campaign from the manufacturers or suppliers of the products advertised. In the sports nutrition markets, the Company derives significant benefits through advertisements that identify GNC stores as a source for the product being advertised but that are paid for entirely by manufacturers and suppliers of such products. In 1993, the Company spent $20.8 million net on retail advertising and other marketing efforts, or approximately 4.9% of retail net revenue, compared with $15.9 million, or approximately 4.1% of retail net revenue in 1992. Additionally, the Company's franchisees are currently required to spend up to 3% of sales on local advertising and contribute further amounts to a national advertising fund.


FRANCHISING

    Beginning in 1987, the Company developed a franchising strategy to enhance the Company's operating performance through the conversion of certain marginally performing stores and to increase its store base through the addition of new stores. Franchise stores have demonstrated that GNC stores can operate successfully in locations such as strip centers and smaller malls that were previously considered secondary locations. The Company believes the consistency and customer service that an owner/operator provides is important given the specialized nature of the Company's product line.

    The Company's franchising program is directed toward third-parties, employees and, more recently, independently owned health food/nutrition store owners. At February 5, 1994, 509 franchises were operating, and an additional 141 franchises had been awarded but were not yet open. Comparable store sales for all franchise stores increased an average of approximately 20.3% in 1993 after an increase of approximately 22.8% for 1992. Moderate success has been achieved in international franchising with a license agreement awarded in each of Mexico, Peru, Guam, Trinidad, Nassau, the Bahamas, Colombia, and South America, and development agreements in Thailand and South Korea. While management believes the Company has good opportunities for foreign expansion in international franchising, foreign import regulations continue to be the chief barriers.

    Franchisees are currently required to pay an initial fee of $20,000 per store; however in 1993, the fee was $17,500. The Company also encourages employees to pursue franchising opportunities by reducing the initial franchise fee by fifty percent. In addition, the Company offers limited financing to qualified franchisees at current fixed interest rates of 13 3/4% per annum for a term of five to six years. A franchisee is required to carry all of the Company's private label vitamin and mineral supplements. Franchisees are required to pay the Company a continuing royalty of 5% to 6% of sales, to expend up to 3% of sales on local advertising and may be required to contribute up to 2% of sales toward a national advertising fund. The franchisees are currently required to contribute 1 1/2% of sales to the advertising fund. A reduced initial franchise fee of $7,500 and a lower initial royalty fee of 2%, 3% and 4% for years 1, 2 and 3, respectively, is offered to independently owned health food/nutrition store owners to encourage them to convert to GNC franchises. After the third year, the franchisee will pay the current applicable royalty rate. The Company offers franchisees a three-part training program consisting of in-store, classroom and field training concentrating on product education and franchise operations. This training program is augmented by the franchise management group.

    Currently all franchise agreements are effective for a ten-year period. Although franchise contracts contain strict requirements for store operations, the Company cannot exercise the same degree of control over franchisees as it does over its store managers; however, the Company does retain the right to approve vendors, specific products and requires franchisees to such legal approval of any franchise advertising. The Company recognizes a lower margin on the wholesale sale of its products to franchisees. However, such lower margins on product sales to franchisees are partially offset by franchise royalties and incremental business at the Company's manufacturing facility as well as the absence of direct store operating expenses incurred by the Company.

MANUFACTURING

    The Company's manufacturing plant, located in Greenville, South Carolina, is one of the largest vitamin and mineral supplement manufacturing facilities in the United States. The plant, which is owned by the Company, is dedicated solely to the manufacture of vitamin, mineral, herbal and sports nutrition supplements. The Company manufactures the majority of its products in three forms: tablet, soft gel and hard shell capsules but also manufactures and packages products in powder form. Products manufactured for other segments of the Company represented 58.8% of total manufacturing revenue in 1993 as compared with 64.3% in 1992. In addition, the Company sells its manufactured products to a variety of third-parties. The plant is currently running at capacity and will add more capacity in soft gel in the first and fourth quarters of 1994. With the capacity increase and other planned capital expenditures at Manufacturing, the Company will have sufficient manufacturing capacity to meet its 1994 requirements.

    The Company places special emphasis on quality control and conducts sample testing on all raw materials and finished products, weight-testing and purity testing in the Company's micro-bacterial laboratory. Each product container is sealed with an Enercon foil seal that indicates whether the container has been opened prior to sale, and, where required, the containers are tamper- resistant and childproof. The Company's product development and quality control team currently consists of 45 individuals. These individuals work closely with the retail sales managers and field and merchandising departments to respond to consumer demands and trends and to develop new products.

    The principal raw materials used in the manufacturing process are natural and synthetic vitamins and gelatin. The Company maintains multiple sources for all raw materials. Currently, one vendor supplies approximately 35% of the manufacturing facility's raw materials, and no other single vendor accounts for more than 10% of its raw material purchases.

WAREHOUSING AND DISTRIBUTION

    The Company currently distributes its products through three leased distribution centers with its own drivers and leased trucks as well as through contract and common carriers. Deliveries are made directly to retail stores on a one or two-week basis for high volume stores, a three-week basis for lower volume stores and as required for franchise stores. The Company's three distribution centers are located in Pittsburgh, Pennsylvania; Atlanta, Georgia; and Dallas, Texas. The Company is currently reviewing the network of its distribution centers to ensure maximum efficiencies while continuing to provide enhanced customer service.

EMPLOYEES

    At February 5, 1994, the Company employed approximately 6,402 people, of whom approximately 5,660 were employed in Retail; 480 were employed in Manufacturing; 32 were employed in Franchising and 230 were employed in corporate support functions. None of the Company's employees are covered by a collective bargaining agreement.

GOVERNMENT REGULATIONS

    The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Federal Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The FDA, in particular, regulates the advertising, labeling and sales of vitamin and mineral supplements if the FDA believes they are unapproved drugs or food additives rather than food supplements.

    Following reports that use of manufactured L-Tryptophan, an amino acid, may be associated with a rare blood disorder, Eosinophilia-Myalgia Syndrome, the FDA recommended the recall of all products that, if taken as labeled, would result in the ingestion of 100 or more milligrams per day of manufactured L-Tryptophan. General Nutrition Corporation issued a recall of these products on November 18, 1989, and at that time General Nutrition Products Inc. began reformulating all of its products to eliminate all manufactured L-Tryptophan. The 1989 operating earnings reflected a $1.7 million write-off of inventory and related costs as a result of the FDA's November 1989 recall. On March 22, 1990, the FDA issued a separate recall asking manufacturers to remove all product containing any quantity of manufactured L-Tryptophan from the shelves. The Company issued a recall of these products on March 22, 1990. The Company's 1990 operating earnings reflect an additional $2.2 million write-off of inventory and related costs as a result of the March 1990 recall. The Company collected $2.2 million in 1990 from Showa Denko America, Inc., its major supplier of L-Tryptophan, to offset expenses relating to the recalls. Since the Company had already begun the reformulation process prior to the second recall, the amounts of revenue loss in 1990 from the lost sales of these products were minimal.

    In 1984, the Federal Trade Commission instituted an investigation of the Company alleging deceptive acts and practices in connection with the advertising and marketing of certain of the Company's products. After lengthy negotiations and some litigation, the Company accepted a proposed consent order which was finalized in 1989, under which the Company agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. Following normal procedure, the FTC began to monitor the Company's compliance with the 1989 order during the early part of that year. Almost immediately, disputes arose concerning the meaning and intent of certain sections of the order pertaining almost exclusively to label and labeling claims for third-party (non-GNC brand) products. Compliance with the various provisions and with FTC staff's interpretation of those provisions was exceedingly complex and entailed continued diligence. The Company also entered into a consent order in 1970 with the FTC which addressed "iron deficiency anemia" type products. The FTC staff recently began interpreting the 1970 order to cover certain energy products presently sold by the Company, both under its own and third-party labels, and also had alleged that certain promotional claims for two hair care products were unsubstantiated. Ultimately members of the FTC Compliance staff indicated to the Company that they would recommend that a proceeding be brought seeking civil penalties based on alleged violations unless a comprehensive settlement could be reached. While the Company believes that, at all times, it operated in material compliance with the orders, the Company entered into a settlement with the FTC to avoid protracted litigation. As a part of this settlement, the Company agreed to pay a civil penalty in the amount of $2.4 million, the entire amount of which was fully covered by reserves taken by the Company in the fiscal year ended February 6, 1993. Therefore, the settlement amount had no impact on the financial results of the Company for the fiscal year ended February 5, 1994. Under the terms of the settlement, the Company neither admitted liability nor was found liable for any of the alleged violations. The Company has agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. The Company does not believe that future compliance with the outstanding consent decrees will affect its business operations in any way. The Company does intend to petition the FTC for clarification of what it and members of the FTC staff agree is ambiguous language contained in the 1970 order. In addition the Company intends to file a petition with the FTC to modify the 1989 order. The Company is seeking these clarifications and modifications to minimize future conflicts over the meaning of the orders.

    Partially in response to the enactment of the Nutrition Labeling and Education Act of 1990, ("NLEA"), the FDA, in November 1991, issued proposed regulations designed to, among other things, establish specific regulations for the nutrition labeling of vitamin and mineral supplements and establish procedures for FDA approval of health claim messages. Final regulations were to be published by November of 1992. Principally through the efforts of the dietary supplement industry, federal legislation was passed in October 1992, which prohibited the issuance of final regulations, as applied to dietary supplements, until December 31, 1993. Final regulations have now been issued. They will require dietary supplements to be relabeled, effective July 15, 1995, in much the same manner as similar regulations caused the conventional food industry to relabel their products. The finalized regulations also establish procedures for pre-approval of health claim messages for dietary supplements, effective June 15, 1994.

    In addition, in June of 1993, the FDA published an Advance Notice of Proposed Rulemaking (ANPR) requesting comments on the safety of high potency levels of certain vitamins and minerals, the safety of certain herbs and the possible creation of a separate regulatory framework for herbs and the safety of other dietary supplements, including certain individual amino acids. A number of comments were submitted by the December 15, 1993 deadline. FDA representatives have recently stated that the ANPR is no longer a high priority item, although such oral remarks are not necessarily binding on the FDA and do not constitute official policy.

    Legislation, backed by the dietary supplement industry, is presently pending in both houses of Congress. Passage of such legislation could have an effect on the recently finalized NLEA regulations and would impact issues raised in the ANPR.

    The Company cannot determine what effect the FDA regulations, the proposed rule-making referred to above, or other governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

    Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2. PROPERTIES

    The Company leases its stores, distribution centers and office facilities. The major property items are leasehold improvements and furniture and fixtures found in these locations. Leasehold improvements are depreciated over the shorter of 10 years or the term of the lease. Furniture and fixtures are amortized over the estimated useful life of the asset. Of the approximately 1,044 Company-owned stores operating at February 5, 1994, an estimated 49% of the store leases are scheduled for renewal over the next five years.

    The Company owns its vitamin production facility in Greenville, South
Carolina.   The plant is currently running at capacity and will add more capacity in the soft gel production area in the first and fourth quarters of 1994. With the capacity increase and other planned capital expenditures at Manufacturing, the Company will have sufficient capacity to meet its 1994 requirements.

ITEM 3. LEGAL PROCEEDINGS

    Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-Tryptophan or products containing manufactured L-Tryptophan are or were defendants in an estimated 2,000 actions brought in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing manufactured L-Tryptophan. At least one of GNI, General Nutrition Corporation or General Nutrition Products, Inc. (collectively, the "GNC Companies") was named as of April 15, 1994 in approximately 183 of these actions and non-litigated claims, and it is expected that one, two or all three may be named in additional suits and claims. The GNC Companies are defending these actions vigorously and believe that they should be entitled to indemnification from Showa Denko America, Inc. ("SDA") and its parent, Showa Denko, K.K. ("SDK"), the Japanese manufacturer of the bulk L-Tryptophan which the plaintiffs allege caused their personal injuries. In August 1990, GNI entered into a joint defense agreement with SDA, which agreement was amended and restated in October 1992. Unlike the original joint defense agreement which was terminable at will by either party, the amended and restated joint defense agreement (the "Agreement") is terminable only under limited, specified circumstances. Under the Agreement, SDA has agreed to pay all legal fees incurred and indemnify the GNC Companies against liability in any claim if it is determined that a proximate cause of the injury sustained by the plaintiff was a constituent of the raw material sold by SDA to the GNC Companies or was a factor for which SDA or any of its affiliates was responsible, except to the extent that actions by the GNC Companies proximately contributed to the injury.

Based on the facts known to date, the GNC Companies believe that, under the Agreement, they should be entitled to indemnification in all actions arising out of the ingestion of products containing L-Tryptophan manufactured by SDK and that contribution by the GNC Companies would not be warranted. The substantial majority of all the cases in which a claimant is able to identify the L-Tryptophan ingested implicated L-Tryptophan manufactured by SDK. Under the Agreement, the GNC Companies must refrain from bringing cross-claims against or joining SDA or SDK. The Company believes that SDA can only meet its obligations under the Agreement with the financial support of SDK and pursuant to the Agreement, SDK has provided in a separate agreement, an unconditional and irrevocable guaranty of all the performance and payment obligations of SDA under the Agreement.

    The Agreement does not cover damages caused by the GNC Companies' intentional misconduct or awards of punitive damages or multiple damages arising out of such intentional misconduct or civil or criminal penalties arising out of violations of law if any such damages or penalties were to be awarded against the GNC Companies. The GNC Companies believe that they have reasonable defenses against such damages or penalties. In support of their claims for compensatory and, in some cases, punitive damages, various plaintiffs have alleged, among other things, violations of the United States Food, Drug and Cosmetic Act (the "FDCA"). If proven to have been a proximate cause of a plaintiff's damages, violations of the FDCA by the GNC Companies could preclude the GNC Companies from obtaining full indemnification. The GNC Companies do not believe they violated the FDCA. In addition, based upon the facts known to date, they believe that there are reasonable grounds upon which to defend against allegations that, if any such violations occurred, such violations proximately caused a plaintiff's damages. The GNC Companies further believe that they should be entitled to indemnification or contribution from some of the other suppliers or distributors in certain actions, but are not pursuing those claims at this time.

    The GNC Companies have product liability insurance which they believe provides coverage for L-Tryptophan products subject to these claims, including legal defense costs. However, the total of all damages alleged, if fully awarded against the GNC Companies and ignoring the existence of the Agreement, the guaranty by SDK, and claims for indemnification and contribution, would substantially exceed the GNC Companies' available product liability insurance coverage, and would have a material impact upon the Company's results of operations. The multitude of defendants, the probability that some or all of the total liability would be assessed against other defendants and the fact that discovery in these actions is not complete makes it impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the GNC Companies. No provision has been made in the financial statements for any loss that may result to the Company as a result of these actions.

    The Company is presently engaged in various other legal actions and governmental proceedings, and, although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration the Company's product liability coverage, will not have a material adverse impact on its financial position.

    The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has a $3 million self-insured retention per occurrence and aggregate, followed by a primary products liability policy of $2 million per occurrence and aggregate, and an additional $60 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Note 7 and Note 13 to the accompanying Consolidated Financial Statements are incorporated herein by reference. The Company's Common Stock and Series B Preferred Stock are not publicly traded.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

  A table entitled "Five Year Summary of Consolidated Financial Data" is provided below. The consolidated financial information for the 28-week period ended August 19, 1989 is that of the Company prior to the Acquisition by Holding (herein sometimes referred to as the "Predecessor") and the consolidated financial information for the 24-week period ended February 3, 1990, and subsequent periods are that of the Company after the Acquisition.
The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. That accounting method generally results in changes in the amortization and depreciation reported in future periods. Accordingly, the following historical data of the Predecessor and the 24-weeks ended February 3, 1990, and subsequent periods are not comparable in all material respects. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K. All fiscal years of the Company referred to herein had 52 weeks other than 1992 which had 53 weeks. See Footnote (a), (b).

                FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA
                General Nutrition, Incorporated and Subsidiaries




                                                    Predecessor
                                                     28 Weeks     24 Weeks
                                                       Ended        Ended
                                                    August 19,   February 3,
                                                       1989         1990           1990         1991          1992           1993
                                                    ----------   -----------   -----------   -----------   -----------   -----------
DOLLARS IN THOUSANDS, EXCEPT WEIGHTED
AVERAGE SALES
OPERATING RESULTS:
Net revenue . . . . . . . . . . . . . . . . . .      $199,568     $157,393       $346,818     $393,568      $453,527     $546,253
Cost of sales, including costs of
 warehousing, distribution and
 occupancy  . . . . . . . . . . . . . . . . . .       127,139      103,759        229,118      254,794       288,335      340,729
Selling, general and administrative . . . . . .        51,398       45,321         95,021      105,509       115,023      129,684
Nonrecurring items(c) . . . . . . . . . . . . .        12,018        ---             (400)       ---             700        ---
                                                    ----------   ----------     ----------   ----------    ----------    ---------
Earnings before interest and income taxes
 (operating earnings)(d)  . . . . . . . . . . .         9,013        8,313         23,079       33,265        49,469       75,840
Interest expense (income) . . . . . . . . . . .          (126)      24,456         43,582       38,153        28,159       20,394
Income taxes (tax benefits) . . . . . . . . . .         6,156       (5,320)        (4,137)       2,471         9,320       23,904
                                                    ----------   ----------     ----------   ----------    ----------    ---------
Earnings (loss) from continuing operations  . .      $  2,983     ($10,823)      ($16,366)     ($7,359)     $ 11,990     $ 31,542
                                                    ==========   ==========     ==========   ==========    ==========    =========

OPERATING DATA:
Number of stores (at end of period):
 Company-owned stores . . . . . . . . . . . . .         1,097        1,070            978          877           738          731
 Company-owned SuperStores  . . . . . . . . . .             1            9             48           97           188          313
 Franchised stores  . . . . . . . . . . . . . .            16           26             65          151           290          509
                                                    ----------   ----------     ----------   ----------    ----------    ---------
  Total system-wide stores  . . . . . . . . . .         1,114        1,105          1,091        1,125         1,216        1,553
Weighted average annual sales per square
 foot (Company-owned stores)(e) . . . . . . . .           ---         $189           $192         $213          $243         $271
Weighted average sale per customer  . . . . . .
 (Company-owned stores)(f)  . . . . . . . . . .         $9.33        $9.82         $10.23       $11.99        $14.04       $16.08
Comparable store sales growth(g)  . . . . . . .          6.4%         2.2%           0.7%        10.4%         12.6%        12.5%

                                                                     At            At            At            At            At
                                                                 February 3,   February 2,   February 1,   February 6,   February 5,
                                                                    1990          1991          1992          1993          1994
                                                                 -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Working capital . . . . . . . . . . . . . . . .        ---         $26,950        $16,099       $15,452        $17,021       $40,942
Total assets  . . . . . . . . . . . . . . . . .        ---         413,389        400,356       397,943        460,763       466,637
Total outstanding indebtedness  . . . . . . . .        ---         317,925        294,722       290,279        234,928       181,207
Preferred stock . . . . . . . . . . . . . . . .        ---          32,235         35,866        38,734         38,121        40,000
Shareholder's equity  . . . . . . . . . . . . .        ---          16,564         15,217         5,741         76,960       156,713

Notes to Consolidated Financial Statements are an integral part of these statements.

- - -------------

(a) Unless otherwise indicated, references herein to years are to the Company's fifty-two or fifty-three week year (which ends on the Saturday closest but not prior to January 31 in the following calendar year). All years referred to herein had fifty-two weeks other than 1992 which had fifty-three weeks.

(b) The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company as a result of the Acquisition. That accounting method generally results in changes in the book value of assets acquired to reflect fair value and in the depreciation and amortization reported in future periods. In addition, significant debt was undertaken by the Company to finance the Acquisition. Accordingly, the summary consolidated financial information of the Predecessor and the Successor is not comparable in all material respects.

(c) Non-recurring items include $13.6 million acquisition costs and $1.6 million gain on the sale of the mail order business in 1989; $.4 million gain on sale of the mail order business in 1990 and $.7 million loss for the discontinuance of the Company's Gymees retail joint venture in 1992.

(d) Operating earnings are calculated after deduction for depreciation and amortization of $16.7 million in 1989, $18.6 million in 1990, $18.5 million in 1991, $19.8 million in 1992 and $20.2 million in 1993.

(e) Weighted average annual sales per square foot for Company-owned stores were determined by dividing net store sales for the period by weighted average retail square feet at the end of the period.

(f) Weighted average sale per customer was calculated by dividing Company-owned net store sales for each accounting period by the reported customer transaction counts for such accounting periods.

(g) Comparable store sales growth is for Company-owned stores only. The calculation of comparable store sales growth excludes the net sales of a store for any period of one year if the store was not open during the same period of the prior year. In a year with fifty-three weeks, the extra week is excluded in determining comparable store sales. When a store's square footage has been increased as a result of expansion, relocation in the same mall or conversion to a SuperStore, the store continues to be treated as a comparable store. Figures have been weighted to reflect the various dates within a given period on which individual stores have been opened or closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

  The Company's revenue and earnings are generated primarily from its three business segments: Retail, Franchising and Manufacturing. The following table is a summary of the results by segment for 1991, 1992 and 1993. Each of the years 1991 and 1993 were 52 weeks while 1992 had 53 weeks.


                                            % of Net                       % of Net                 % of Net
(In thousands)                    1991      Revenue         1992           Revenue        1993      Revenue
                                  ----      -------         ----           -------        ----      -------
NET REVENUE:

    Retail                      $351,744    89.4%         $385,500         85.0%        $428,799     78.5%
    Franchising                   21,218     5.4            38,845          8.6           70,262     12.9
    Manufacturing                 19,144     4.9            28,048          6.2           46,576      8.5
                                --------   ------         --------        ------        --------    ------
                                 392,106    99.7           452,393         99.8          545,637     99.9
    Corporate                      1,462     0.3             1,134          0.2              616      0.1
                                --------   ------         --------        ------        --------    ------
        CONSOLIDATED            $393,568   100.0%         $453,527        100.0%        $546,253    100.0%
                                ========   ======         ========        ======        ========    ======

OPERATING EARNINGS:

    Retail *                    $ 38,687    11.0%         $ 51,146         13.3%        $ 67,669     15.8%
    Franchising                    2,488    11.7             4,806         12.4            8,481     12.1
    Manufacturing                  6,609    34.5             9,898         35.3           17,172     36.9
                                --------                  --------                      --------
                                  47,784    12.2            65,850         14.6           93,322     17.1
    Corporate                    (14,519)    --            (16,381)         --           (17,482)     --
                                --------                  --------                      --------
        CONSOLIDATED            $ 33,265     8.5%         $ 49,469         10.9%        $ 75,840     13.9%

Interest expense                $ 38,153     9.7%         $ 28,159          6.2%        $ 20,394      3.7%
                                --------                  --------                      --------
Earnings (loss) before
  income taxes and
  extraordinary item             ($4,888)   (1.2%)        $ 21,310          4.7%        $ 55,446     10.2%
                                ========                  ========                      ========

* Includes $6.8 million of goodwill amortization expense in each year.

1993 VERSUS 1992

      CONSOLIDATED. Net revenue and earnings before interest and income taxes (operating earnings) in 1993 increased by 20.4% and 53.3%, respectively, when compared with 1992. When nonrecurring items are excluded from 1992, operating earnings increased 51.2% in 1993 versus 1992. The Company's cost of sales, which includes the costs of warehousing, distribution and occupancy decreased as a percent of total revenue by 1.2% to 62.4%. Product costs increased as a percentage of net revenue by .8% in 1993 versus 1992 as the Franchising and Manufacturing sales, which carry significantly lower product margins than Retail, increased to 21.4% of total revenue as compared with 14.8% in 1992. Costs of warehousing and distribution declined slightly in 1993 while occupancy costs declined as a ratio to total revenue by 1.6%.

      RETAIL. Net revenue for Retail increased by 11.2% in 1993 when compared with 1992. Excluding the $10.7 million in revenue for the 53rd week of 1992, the increase would have been 14.4% in 1993. At February 5, 1994, there were 1,044 Company-owned stores operating. The changes in Company-owned locations in 1993 were as follows:

                Operating locations at February 6, 1993                     926
                New locations added                                         135
                Repurchases of franchise locations                           18
                Existing locations sold to franchisees                      (26)
                Store closings                                               (9)
                                                                          ------
                  Operating locations at February 5, 1994                 1,044
                                                                          ======

      Company-owned stores that were open more than one year had comparable store sales increases greater than 10% for the third straight year, recording increases of 12.5% in 1993, 12.6% in 1992 and 10.4% in 1991. Management attributes this growth to the continuing strength of the overall market for products that promote health and the success of the Company's strategies, particularly the "Gold Card" in 1993, and the Company's ability to capitalize on the opportunities provided by this market.

      Retail expenses, including cost of sales, decreased in all categories as a percentage of sales in 1993 with the exception of advertising which had a planned increase. As a result, retail operating earnings increased 32.3% in 1993 when compared with 1992.

      FRANCHISING. Net revenue and operating earnings for Franchising increased 80.9% and 76.5% in 1993 when compared with 1992. In 1993, 328 franchises were awarded and 219 franchises opened versus the 1992 totals of 149 and 139, respectively. At February 5, 1994 there were 509 total franchise stores opened and 141 stores that were awarded but were not yet opened. Retail comparable store sales at the franchise locations continued to outpace those of the Company-owned stores. In 1993, the franchisees reported total comparable store sales increases of 20.3%, and those franchise stores in their first year of reporting comparable store sales showed an increase of 38.0%.

      Costs in all categories in Franchising remained relatively constant as a percentage of franchise revenue in 1993 when compared with 1992.

      MANUFACTURING. Net revenue and operating earnings from Manufacturing increased by 66.1% and 73.5%, respectively, in 1993 when compared with 1992. Third-party sales increases continued to be the result of the Company's technological advances in the production of soft gelatin capsules. This production is now operating 7 days a week, 24 hours a day to keep pace with the current demand. The Company anticipates adding 10% and 20% more capacity in the first and fourth quarters of 1994, respectively. Intersegment sales, which are eliminated from consolidated revenue, increased 32% in 1993 primarily as a result of increased store openings in both Retail and Franchising.

      CORPORATE. Net revenue at Corporate was generated primarily through a management agreement with American Health Companies, Inc. (AHC). Income generated from the agreement is anticipated to be substantially less in 1994 than in 1993, as the contract is scheduled to expire in July 1994.

      NON-OPERATING EXPENSE ANALYSIS. Interest expense, including amortization of deferred financing fees decreased by 27.6 % in 1993 when compared with 1992. Early retirement of the Company's senior subordinated notes was the primary reason for the decrease. In 1993, the Company recognized an extraordinary loss, net of income taxes, for the early retirement of these notes, of $6.1 million which included a prepayment premium of $6.8 million paid at retirement.

1992 VERSUS 1991

      CONSOLIDATED. Net revenue and earnings before interest and income taxes (operating earnings) in 1992 increased by 15.2% and 48.7%, respectively, when compared with the same period in 1991. When the nonrecurring charges of $700,000 for the discontinuance of the Gymees retail joint venture is excluded from corporate expenses, operating earnings in 1992 increased 50.8% when compared with 1991. Cost of sales including the cost of warehousing, distribution and occupancy decreased to 63.6% of revenue compared with 64.7% in 1991. The Company's volume purchases of regular turn merchandise at favorable prices reduced product costs for both retail and wholesale sales during 1992. In addition, occupancy costs in 1992 declined by 1.7% of net revenue when compared with 1991. These favorable percentage decreases were offset to an extent by higher product costs in Franchising and Manufacturing, both of which increased as a percentage of consolidated net revenue. Selling, general and administrative costs also declined by 1% of net revenue but increased in total dollars by approximately $10.2 million. The increases in advertising costs of approximately $4.8 million, expenses variable with sales volume, and commissions and incentives were the primary reasons for the dollar increase. Additionally, $2.5 million of the expense increase was incurred in the 53rd week of the year.

      RETAIL. Net revenue for Retail increased by 9.6% in 1992 when compared with 1991. Revenue increased in 1992 while the net number of operating stores declined from 1991. The net decline of 48 stores in

1992 represented 41 stores that were converted to franchises, 26 stores that closed and 19 new locations that were opened. Stores that were open in both 1992 and 1991 had comparable store sales increases averaging 12.6% for the year. The Company attributes these increases to the continuing success of its marketing strategies, including local and national television advertising, the "Gold Card" program, the conversion of its stores to the SuperStore format and the implementation of store systems technology (POS).

      Product costs decreased by approximately 0.7% of revenue in 1992 when compared with 1991 primarily due to favorable purchasing of the Company's products. Additionally, occupancy costs declined by 1.1% of net revenue when compared with 1991. These favorable decreases were offset in part by the 20% discount from customers' "Gold Card" purchases on the first Tuesday of each month. Retail selling, general and administrative costs, excluding advertising costs, declined by approximately 1% of total retail revenue in 1992 when compared with 1991. As a result, retail operating earnings increased 32.2% in 1992 when compared with 1991.

      FRANCHISING. Net revenue for Franchising increased by approximately 83.1% in 1992 when compared with 1991. The number of operating franchise locations grew approximately 92.1% in 1992 to 290 compared with 151 locations at the end of 1991. Of these 290 stores, 62% were new locations with the remainder being conversions of Company locations. At February 6, 1993, there were 52 franchises awarded that were not yet opened, the majority of which were new stores. The number of conversion stores, as a percentage of total stores awarded, decreased in 1992 and is expected to decrease further in 1993. Franchising continues to expand, and in 1992 represented 8.6% of total consolidated revenue, up from 5.4% in 1991. In the 53-week period ended February 6, 1993, 149 franchises were awarded and five franchise stores closed.

      The Company's franchisees reported comparable store sales increases in 1992 of approximately 22.8% when compared with the same period in 1991. Comparable store sales for converted franchise stores increased by an average of 37.6% when compared with the year prior to conversion.

      Cost of sales and selling, general and administrative expenses remained constant as a percentage of franchise revenue in 1992 when compared with 1991. As a result of the significant revenue increase, operating earnings increased approximately 93.2% in 1992 when compared with the previous year.

      MANUFACTURING. Net revenue in Manufacturing increased by 36.2% in 1992 when compared with 1991. This represented an increase of 31.1% on intersegment sales, which were eliminated from the consolidated Company's revenue and 46.5% on third-party sales.

      The increase in intersegment sales was attributable to increased sales in Company-owned stores and product to be sold to franchisees. Sales to third parties continued to increase primarily as a result of technological improvements and increased capacity in the soft gelatin production area, allowing the Company to remain competitive in the wholesale vitamin supplement market with respect to pricing, quality and customer service. Third-party revenue represented approximately 36% of total manufacturing revenue, up from approximately 33% in 1991.

      CORPORATE. Net revenue at Corporate was generated primarily through a management agreement with AHC, for which the Company provided accounting, management information systems and various other management services. Corporate expenses represented those costs that were not directly attributable to a specific segment. In 1992, excluding the nonrecurring charge for the discontinuance of the Gymees retail joint venture, selling, general and administrative costs increased approximately 9.0% when compared with 1991. The increase was attributed to normal cost of living increases in salaries and associated benefits and expenses associated with the 53rd week in 1992 that had no comparative week in 1991.

      NON-OPERATING INCOME (EXPENSE) ANALYSIS. Interest expense, including amortization expense of deferred financing fees, decreased by approximately 26.2% for 1992 when compared with 1991. The decrease was the result of the refinancing of a portion of the Company's debt in March of 1992. This refinancing replaced senior subordinated increasing rate notes (IRNs) that carried an interest rate in excess of 18% and a portion of the Company's junior subordinated debt that carried an interest rate of 15%, with new senior subordinated indebtedness carrying an interest rate of 11 3/8%. Reduced interest rates on the Company's senior debt, which carried variable interest rates, also contributed to the decrease.

      Also in 1992, the Company recorded an extraordinary loss, net of income taxes, of $2.6 million. The charge represented the remaining balance of deferred fees associated with the early debt extinguishments in March 1992 and January 1993.

      INCOME TAXES. The Company recognized income for both financial and tax reporting purposes during the period beginning February 2, 1992, and ending February 6, 1993. The effective rate of tax for financial income purposes was in excess of the statutory rate principally due to the tax treatment accorded goodwill amortization.

REVIEW OF FINANCIAL CONDITION

      ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES. The primary sources of liquidity in the years presented were derived from operations, contributions from the Company's parent in the years ended February 6, 1993 and February 5, 1994, borrowings from the existing revolving credit facility and receipt of payments on long-term notes receivable. The Company also refinanced its outstanding indebtedness in 1992. At February 5, 1994, there was $7.9 million available on the Company's revolving credit facility.

      The Company's future use of cash will be primarily to continue the construction and acquisition of new Company-owned stores both in domestic and international markets. Additional cash requirements include the funding of working capital for operations, capital expansion of manufacturing and distribution, additional inventory, the financing for franchise locations in domestic markets, and the funding of the Company's debt service.

      The Company anticipates its funding for operations and planned capital expenditures for the foreseeable future to be internally generated. Additional funding will be available from the repayment of franchise notes receivable and from the Company's revolving credit facility, and to a lesser extent from
contributions form the Company's parent.   The Company also has, if needed,
access to funds through all debt markets.

      The table below summarizes the Company's cash flow from continuing operations for operating, investing and financing activities derived from the Consolidated Statements of Cash Flows:

                                                1991                 1992               1993
                                                ----                 ----               ----
                                                                (In thousands)
Cash provided by (used in):
 Operating activities                        $ 23,408             $ 21,671           $ 32,250
 Investing activities                          (7,258)             (18,781)           (27,750)
 Financing activities                         (12,271)              38,043            (48,304)
                                             ---------            ---------          ---------
Net increase (decrease) in cash              $  3,879             $ 40,933           $(43,804)
                                             =========            =========          =========

      OPERATING ACTIVITIES. Cash provided by operations increased 48.8% and 37.8% to $32.3 million in 1993 versus 1992 and 1991, respectively. The Company increased its inventory to ensure product availability for the increased retail and wholesale sales and for new Company-owned and franchised stores. The Company also continued, and will continue, to finance certain new franchised locations in the purchase of store fixtures and inventory.

      INVESTING ACTIVITIES.  The Company had approximately $28.0 million,
$20.9 million and $10.1 million in capital expenditures in 1993, 1992 and 1991, respectively. Also in 1991, the Company financed $8.6 million of capital additions through capital leases. Cash required for these expenditures in each year was generated primarily from operations and through borrowings from the Company's revolving credit facility. In 1994, planned capital expenditures are anticipated to be approximately $33.0 million. Internal cash flow will be used to finance substantially all of the Company's planned capital expenditures in 1994.

      FINANCING ACTIVITIES. In 1993, the Company retired $73.7 million of its long-term debt obligations including $9.6 million of its bank term indebtedness and $64.1 million of its senior subordinated notes. Thirty-five million dollars of these senior subordinated notes were redeemed by the Company at a price equal to 109.953% of the principal amount, and $29.1 million were repurchased on the open market at an average price of 111.391% of the principal amount. Cash for these retirements was generated primarily from capital contributions by the Company's parent and through the use of the Company's revolving credit facility.

      The Company also redeemed $43.2 million of its 12.5% cumulative preferred stock in 1993 with the proceeds generated from the Company's parent's initial public offering of common stock in January 1993. The cash used to fund this was reflected as restricted cash in the ending cash balance in the year ended February 6, 1993. Remaining proceeds from the offering were used to reduce bank term debt and the revolving credit facility.

      In 1992 the Company replaced certain existing indebtedness with a public offering of $135.0 million aggregate principal amount of 11 3/8% senior subordinated notes.

DISCONTINUED OPERATIONS

      WEIGHT LOSS CLINICS. In anticipation of a business venture with an affiliate of THL, WLC Acquisition Corp. ("WLC"), a newly formed subsidiary of GNI, purchased 35 Weight Loss Clinics from Fortune Enterprises, Inc. for $100,000 in June 1990. The clinics were located primarily in the state of Washington and the Commonwealth of Massachusetts. At the time of the purchase, the diet market in general had been declining as a result of negative publicity early in 1990 primarily concerning allegations of deceptive advertising and claims of medical problems associated with certain dietary products. The negative publicity was aimed at various diet related companies and the industry in general, not at Weight Loss Clinics specifically. WLC purchased the Weight Loss Clinics to position itself and its anticipated partner for a potential diet industry market reversal. Neither the business venture nor the market reversal materialized, and WLC discontinued operations in December 1990 after incurring approximately $1.8 million in operating losses for the six month period following the acquisition. WLC sold 18 of the clinics to Diet Centers, Inc., a subsidiary of AHC for $111,000. WLC incurred a loss on disposal of the business of approximately $230,000 related principally to lease termination costs for the remaining 17 clinics.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Financial Statement Schedules appearing on Page 22 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF GNI

      The Company is a wholly owned subsidiary of General Nutrition Companies, Inc., a reporting company under the Securities and Exchange Act of 1934. Accordingly, information under this item is not required herein pursuant to General Instruction J, Part I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information under this item is not required herein pursuant to General Instruction J, Part II of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information under this item is not required herein pursuant to General Instruction J, Part II of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information under this item is not required herein pursuant to General Instruction J, Part II of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedules at Page 22 of this Annual Report on Form 10-K .

         (2) Financial Statement Schedules required to be filed by Item 8 and 14(d) - See Index to Financial Statements and Financial Statement Schedules at Page 22 of this Annual Report on Form 10-K .

    (b) There were no current reports on Form 8-K filed during the fourth quarter of 1993.

    (c)  Listing of Exhibits

     3.1 Articles of Incorporation of General Nutrition, Incorporated, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 1, 1992, File No. 1-8055.)

     3.2 By-laws of General Nutrition, Incorporated, as amended. (Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 3, 1990, File No. 1-8055.)

     3.3 Articles of Incorporation of General Nutrition Corporation, as amended. (Incorporated herein by reference to Exhibit 3.5 to the General Nutrition, Incorporated, General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) and subsidiaries of General Nutrition, Incorporated Registration Statement on Form S-1, Registration No. 33-31892.)

     3.4 By-laws of General Nutrition Corporation, as amended. (Incorporated herein by reference to Exhibit 3.6 to the General Nutrition, Incorporated, General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) and subsidiaries of General Nutrition, Incorporated Registration Statement on Form S-1, Registration No. 33-31892.)

     3.5 Restated Certificate of Incorporation of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.), filed with the Secretary of the State of Delaware on January 8, 1993. (Incorporated herein by reference to Exhibit 3.17 to the General Nutrition, Incorporated Registration Statement on Form S-1, Registration No. 33-43218.)

     3.6 By-laws of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.), (Incorporated herein by reference to Exhibit 3.13 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

     4.1 Specimen certificate for shares of common stock. (Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

    10.1 Agreement of sale of certain assets located in Fargo, North Dakota, between General Nutrition Mills, Inc. and Portland Food Products, Inc. dated April 13, 1988, with Exhibits and Schedules. (Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1988, File No. 1-8055.)

    10.2 Agreement of sale of certain mail order assets between certain General Nutrition, Incorporated subsidiaries and certain subsidiaries of Nature's Bounty, Inc. dated March 15, 1989. (Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 4, 1989, File No. 1- 8055.)

    10.3 Employment Agreement between General Nutrition, Incorporated and Jerry D. Horn, as amended. (Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

    10.4 Employment Agreement between General Nutrition, Incorporated and William E. Watts. (Incorporated herein by reference to Exhibit
             10.9 to the General Nutrition, Incorporated and Lee-GN Acquisition Corp. Registration Statement on Form S-4, Registration No. 33-30223.)

    10.5 Agreement between General Nutrition, Incorporated and Jerry D. Horn relating to options. (Incorporated herein by reference to Exhibit 10.10 to the General Nutrition, Incorporated and Lee-GN Acquisition Corp. Registration Statement on Form S-4, Registration No. 33-30223.)

    10.6 Agreement between General Nutrition, Incorporated and William E. Watts relating to options. (Incorporated herein by reference to Exhibit 10.11 to the General Nutrition, Incorporated and Lee-GN Acquisition Corp. Registration Statement on Form S-4, Registration No. 33-30223.)

    10.7 Form of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Stock Purchase Warrant. (Incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

    10.8 Management Agreement dated August 15, 1989 between Lee-GN Acquisition Corp. and Thomas H. Lee Company. (Incorporated herein by reference to Exhibit 10.21 to the General Nutrition, Incorporated and Lee-GN Acquisition Corp. Registration Statement on Form S-4, Registration No. 33-30223.)

    10.9 Amendment No. 1 to the Subordinated Note Purchase Agreement dated October 5, 1990 among General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.), Westinghouse Credit Corporation and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 2, 1991, File No. 1-8055.)

   10.10 Management Agreement dated July 9, 1990, but agreed to and accepted on July 20, 1990, between American Health Companies, Inc. and Diet Center, Inc. and General Nutrition, Incorporated, as amended. (Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

   10.11 Form of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Junior Subordinated Note. (Incorporated herein by reference to Exhibit 4.4 to the General Nutrition, Incorporated, General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) and subsidiaries of General Nutrition, Incorporated Registration Statement on Form S-1, Registration No. 33-31892.)

   10.12 Amended and Restated Standard Indemnity Agreement dated September 24, 1992 between General Nutrition, Inc. and all its subsidiaries and Showa Denko America, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

   10.13 Stockholders Agreement Amendment, Consent and Waiver, effective November 25, 1991, to the General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Stockholders Agreement, as amended. (Incorporated herein by reference to Exhibit 10.45 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

   10.14 Form of Junior Subordinated Notes issued by General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) to the ML- Lee Acquisition Fund, L.P. and Westinghouse Credit Corporation in exchange for the outstanding shares of Series B Preferred Stock. (Incorporated herein by reference to Exhibit 10.46 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

   10.15 Form of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.47 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

   10.16 Product Purchase Agreement among Portland Food Products Company, PFP Specialty Food, Inc. and General Nutrition Corporation, dated as of April 1, 1991. (Incorporated herein by reference to Exhibit
             10.49 to the General Nutrition, Incorporated Registration Statement on Form S-1, Registration No. 33-42243.)

   10.17 General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Amended and Restated 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

   10.18 Amended and Restated Credit Agreement dated as of February 10, 1993 among General Nutrition, Incorporated and General Nutrition Corporation, as Borrowers, Banque Nationale de Paris, New York Branch as Administrative Agent, Heller Financial, Inc. as Agent and the Banks named therein. (Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)

   10.19 Amendment No. 4 to Subordinated Note Purchase Agreement dated as of January 20, 1993 between General Nutrition Companies, Inc. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.54 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

   10.20 Subordinated Note Modification Agreement dated January 20, 1993 between General Nutrition Companies, Inc. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.55 to the General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)

   10.21 Amendment Number 5 to the Employment Agreement between General Nutrition, Incorporated and Jerry D. Horn, as amended. (Incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

   10.22 Amendment Number 4 and Amendment Number 5 to the Employment Agreement between General Nutrition, Incorporated and William E. Watts, as amended. (Incorporated herein by reference to Exhibit
             10.22 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

   10.23 Form of General Nutrition Companies, Inc. 1989 Stock Option Plan (Incorporated by reference to Exhibit 4A to the General Nutrition Companies, Inc. Registration Statement on Form S-8, Registration No. 33-58096.)

   10.24 Form of General Nutrition Companies, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

   10.25 Form of General Nutrition Companies, Inc. 1993 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

   10.26 Form of General Nutrition Companies, Inc. 1994 Stock Option Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

      24     Consent of Deloitte & Touche.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



                                                                                                            Page
                                                                                                            ----
1.  Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
2.  Financial Statements

    Consolidated Balance Sheets at February 6, 1993 and
      February 5, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24

    Consolidated Statements of Operations for the years
    ended February 1, 1992, February 6, 1993 and February 5, 1994   . . . . . . . . . . . . . . . . .        25

    Consolidated Statements of Shareholder's Equity for
      the years ended February 1, 1992, February 6, 1993
      and February 5, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

    Consolidated Statements of Cash Flows for the
      years ended February 1, 1992, February 6, 1993
      and February 5, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .        28

3.  Financial Statement Schedules for:

    The years ended February 1, 1992, February 6, 1993
    and February 5, 1994

               V     Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        39

               VI    Accumulated Depreciation and Amortization
                       of Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . .        40

               X     Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . .        41

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
General Nutrition, Incorporated

      We have audited the accompanying consolidated balance sheets of General Nutrition, Incorporated and Subsidiaries as of February 5, 1994 and February 6, 1993, and the related consolidated statements of operations, shareholder's equity and cash flows for the years ended February 5, 1994, February 6, 1993 and February 1, 1992. Our audit also included the financial statement schedules listed in the Index under Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Nutrition, Incorporated and Subsidiaries as of February 5, 1994 and February 6, 1993 and the results of their operations and their cash flows for the years ended February 5, 1994, February 6, 1993 and February 1, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

      As discussed in Note 12 to the consolidated financial statements, the Company and two of its subsidiaries are defendants with others in legal actions relating to alleged personal injuries resulting from the ingestion of certain products containing manufactured L-Tryptophan, a product sold by the Company. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.





March 7, 1994
Pittsburgh, Pennsylvania

                          CONSOLIDATED BALANCE SHEETS
                GENERAL NUTRITION, INCORPORATED AND SUBSIDIARIES
                       (In thousands, except share data)



                                                                                        February 6,     February 5,
                                                                                            1993            1994
                                                                                        -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $568        $  --
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,380           1,144
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,155          26,610
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           69,493          94,917
  Deferred taxes, current portion . . . . . . . . . . . . . . . . . . . . . . . .            --              5,647
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,779           6,839
                                                                                          --------        --------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          135,375         135,157
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .           60,159          74,050
Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              381           --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,983          11,197
Deferred financing fees, net of accumulated amortization of $720 and $1,652 . . .            9,587           5,723
Goodwill, net of accumulated amortization of $23,426 and $30,194  . . . . . . . .          247,278         240,510
                                                                                          --------        --------
                                                                                          $460,763        $466,637
                                                                                          ========        ========



LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 28,873        $ 45,458
  Accrued salaries, wages, vacations and related taxes  . . . . . . . . . . . . .            8,734          10,202
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,090           1,949
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,865           3,758
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           21,465          21,934
  Redeemable preferred stock, current portion . . . . . . . . . . . . . . . . . .           43,727           1,144
  Long-term debt, current portion . . . . . . . . . . . . . . . . . . . . . . . .            7,600           9,770
                                                                                          --------        --------
  Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          118,354          94,215

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          227,328         171,437
Deferred taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              4,272
Redeemable Series B Preferred Stock, $0.01 par value:
  2,000,000 shares authorized and 381,210 and 400,000 shares
  issued and outstanding at 1992 and 1993, respectively . . . . . . . . . . . . .           38,121          40,000
SHAREHOLDER'S EQUITY:
 Common Stock, $.01 par value:
  3,000 shares authorized and 140 shares issued and outstanding
  at February 6, 1993 and February 5, 1994  . . . . . . . . . . . . . . . . . . .          128,702         186,649
Earnings deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (51,742)        (29,936)
                                                                                           --------        --------
                                                                                            76,960         156,713
                                                                                          --------        --------
                                                                                          $460,763        $466,637
                                                                                          ========        ========


Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                General Nutrition, Incorporated and Subsidiaries
                                 (In thousands)





                                                                            Year               Year              Year
                                                                           Ended              Ended             Ended
                                                                        February 1,        February 6,       February 5,
                                                                           1992               1993              1994
                                                                        ------------      ------------       ------------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          $393,568          $453,527           $546,253
Cost of sales, including costs of warehousing,
 distribution and occupancy . . . . . . . . . . . . . . . . . . .           254,794           288,335            340,729
                                                                        ------------      ------------       ------------
                                                                            138,774           165,192            205,524

Selling, general and administrative . . . . . . . . . . . . . . .            98,725           108,255            122,916
Amortization of goodwill  . . . . . . . . . . . . . . . . . . . .             6,784             6,768              6,768
Loss on discontinuance of Gymees joint venture  . . . . . . . . .             --                  700              --
                                                                        ------------      ------------       ------------
Operating earnings  . . . . . . . . . . . . . . . . . . . . . . .            33,265            49,469             75,840
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .            38,153            28,159             20,394
                                                                        ------------      ------------       ------------
Earnings (loss) before income taxes . . . . . . . . . . . . . . .            (4,888)           21,310             55,446
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             2,471             9,320             23,904
                                                                        ------------      ------------       ------------
Earnings (loss) from continuing operations
 before extraordinary item  . . . . . . . . . . . . . . . . . . .            (7,359)           11,990             31,542
Loss from operations of discontinued subsidiaries,
 net of income tax benefits of $0 . . . . . . . . . . . . . . . .               (55)            --                 --
Extraordinary gain (loss) from early retirement
 of debt, net of income taxes (tax benefits) of
 $94, $(1,327) and $(3,295) . . . . . . . . . . . . . . . . . . .               182            (2,576)            (6,119)
                                                                        ------------      ------------       ------------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .          $ (7,232)         $  9,414           $ 25,423
                                                                        ============      ============       ============

Notes to Consolidated Financial Statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                General Nutrition, Incorporated and Subsidiaries
                                 (In thousands)




                                                     Common Stock
                                              -------------------------     Earnings
                                                Shares         Amount        Deficit        Total
- - ----------------------------------------------------------------------------------------------------
Balance, February 2, 1991 . . . . . . . .          136       $ 54,473       $(39,256)      $ 15,217
- - ----------------------------------------------------------------------------------------------------
Issuance of common stock  . . . . . . . .            3          1,169         --              1,169
Discount earned on retirement of
  GNI Series A Preferred Stock  . . . . .        --             1,127         --              1,127
Net loss  . . . . . . . . . . . . . . . .        --            --             (7,232)        (7,232)
Dividends paid/accrued  . . . . . . . . .        --            --             (4,540)        (4,540)
- - ----------------------------------------------------------------------------------------------------
Balance, February 1, 1992 . . . . . . . .          139         56,769        (51,028)         5,741
- - ----------------------------------------------------------------------------------------------------
Net earnings  . . . . . . . . . . . . . .        --            --              9,414          9,414
Common stock issued(a)  . . . . . . . . .            1         71,933         --             71,933
Dividends paid/accrued  . . . . . . . . .        --            --            (10,128)       (10,128)
- - ----------------------------------------------------------------------------------------------------
Balance, February 6, 1993 . . . . . . . .          140        128,702        (51,742)        76,960
- - ----------------------------------------------------------------------------------------------------
Net earnings  . . . . . . . . . . . . . .        --            --             25,423         25,423
Additional paid-in capital(a) . . . . . .        --            57,947         --             57,947
Dividends paid/accrued  . . . . . . . . .        --            --             (3,617)        (3,617)
- - ----------------------------------------------------------------------------------------------------
Balance, February 5, 1994 . . . . . . . .          140       $186,649       $(29,936)      $156,713
====================================================================================================


(a) Common stock issued and additional paid-in capital transactions resulted from capital contributions by the Company's parent.


Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                General Nutrition, Incorporated and Subsidiaries
                                 (In thousands)

                                                                                         Year           Year          Year
                                                                                        Ended          Ended         Ended
                                                                                     February 1,    February 6,   February 5,
                                                                                        1992           1993          1994
                                                                                     ----------     ----------    ----------
Cash flows from operating activities:
   Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (7,232)      $  9,414     $  25,423
                                                                                     ----------     ----------    ----------
   Adjustments to reconcile net earnings (loss) to net cash . . . . . . . . . . .
    provided by operating activities:
      Extraordinary (gain) loss from early retirement of debt   . . . . . . . . .         (182)         2,576         6,119
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .       18,488         19,795        20,171
      Amortization of deferred financing fees   . . . . . . . . . . . . . . . . .          261            740         1,529
      Noncash loss from joint ventures  . . . . . . . . . . . . . . . . . . . . .          641             25         --
      (Increase) decrease in deferred taxes   . . . . . . . . . . . . . . . . . .       (1,028)           907          (994)
      Other, principally loss on disposal of fixed assets   . . . . . . . . . . .          972            607           169
      Change in operating assets and liabilities:
         Increase in receivables  . . . . . . . . . . . . . . . . . . . . . . . .        1,200         (4,250)      (11,662)
         (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . .          509        (10,498)      (24,930)
         Increase (decrease) in accrued income taxes  . . . . . . . . . . . . . .        6,410         (1,429)        4,154
         Increase in other assets   . . . . . . . . . . . . . . . . . . . . . . .       (2,715)        (1,158)       (3,247)
         Increase in accounts payable and accrued liabilities   . . . . . . . . .        2,834          4,893        18,243
         (Increase) decrease in other working capital items   . . . . . . . . . .        3,250             49        (2,725)
                                                                                     ----------     ----------    ----------
            Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . . .       30,640         12,257         6,827
                                                                                     ----------     ----------    ----------
   Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .       23,408         21,671        32,250
                                                                                     ----------     ----------    ----------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,133)       (20,886)      (27,983)
   Proceeds from disposal of fixed assets   . . . . . . . . . . . . . . . . . . .        2,875          2,105           233
                                                                                     ----------     ----------    ----------
   Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . .       (7,258)       (18,781)      (27,750)
                                                                                     ----------     ----------    ----------
Cash flows from financing activities:
   Long-term debt agreements:
      Payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (65,000)      (188,522)     (122,915)
      Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,235        141,258       144,500
                                                                                     ----------     ----------    ----------
   Net borrowings (payments) on long-term debt  . . . . . . . . . . . . . . . . .      (11,765)       (47,264)       21,585
   Retirement of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .         (724)      (107,191)      (73,703)
   Decrease in capital lease obligations  . . . . . . . . . . . . . . . . . . . .         (371)        (1,456)       (1,603)
   Issuance of senior subordinated debt   . . . . . . . . . . . . . . . . . . . .        --           135,000         --
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --             --           (2,275)
   Redemption of redeemable preferred stock   . . . . . . . . . . . . . . . . . .         (523)         --          (43,236)
   Common stock issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,112         71,933         --
   Increase in paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .        --             --           57,947
   Premiums paid on early retirement of debt  . . . . . . . . . . . . . . . . . .        --            (1,700)       (6,802)
   Increase in deferred financing fees  . . . . . . . . . . . . . . . . . . . . .        --           (11,279)         (217)
                                                                                     ----------     ----------    ----------
   Net cash provided by (used in) financing activities  . . . . . . . . . . . . .      (12,271)        38,043       (48,304)
                                                                                     ----------     ----------    ----------
Net increase (decrease) in cash and equivalents . . . . . . . . . . . . . . . . .        3,879         40,933       (43,804)
Beginning balance, cash and equivalents . . . . . . . . . . . . . . . . . . . . .          136          4,015        44,948
                                                                                     ----------     ----------    ----------
Ending balance, cash and equivalents  . . . . . . . . . . . . . . . . . . . . . .     $  4,015       $ 44,948     $   1,144
                                                                                     ==========     ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for (from):
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 39,154       $ 25,501     $  29,068
      Income taxes (tax refunds)  . . . . . . . . . . . . . . . . . . . . . . . .     $ (2,661)      $  9,703     $  17,971

Supplemental schedule of non-cash financing activities:

 (a) GNI had elected to pay dividends on its 12.5% Cumulative Preferred Stock in additional shares. GNI distributed stock dividends of $4,518,017 in the year ended February 1, 1992, $4,993,069 in the year ended February 6, 1993 and $652,925 in the year ended February 5, 1994.
 (b) For the year ended February 1, 1992, the Company financed $8.6 million of capital additions through capitalized leases.
 (c) GNI had elected to pay dividends on its Redeemable Series B Preferred stock in additional shares until January 28, 1993 when the election to pay cash dividends was made. In 1992, GNI distributed stock dividends of $3,681,153.

Notes to Consolidated Financial Statements are an integral part of these statements

                GENERAL NUTRITION, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF REPORTING.   The consolidated financial statements include the
accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions. The Company's fiscal year ends on the Saturday closest but not prior to January 31. The fiscal year consists of fifty-two or fifty-three weeks divided into four quarters; the first three quarters contain twelve weeks, and the last quarter contains sixteen weeks in a fifty-two week year and seventeen weeks in a fifty-three week year.

     STATEMENTS OF CASH FLOWS. Cash flows relating to initial asset sales to franchisees in exchange for notes receivable have been classified as cash flows from operating activities.

     RECLASSIFICATIONS. Certain amounts in previously issued financial statements have been reclassified to conform to the 1993 presentation.

     CASH AND EQUIVALENTS. Cash and equivalents are comprised of cash on hand and short-term investments maturing within 90 days.

     The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At February 5, 1994, cash overdrafts of $4,270,000 were included in accounts payable.

     INVENTORIES. Inventories are stated at the lower of cost or market on a FIFO (first in, first out) cost basis.

     DEPRECIATION AND AMORTIZATION. Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the property. Amortization of improvements to leased premises is also provided using the straight-line method over the estimated useful life of the improvements or over the life of the related leases if such periods are shorter. The Company provides tax depreciation in conformity with the provisions of applicable tax law.

     Amortization of goodwill is provided on a straight-line basis over 40 years.

     Depreciation and amortization of property, plant and equipment was $13,403,000, $13,027,000 and $11,702,000 for the years ended February 5, 1994,
February 6, 1993, and February 1, 1992, respectively.

     Amortization of deferred financing fees is provided using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

     REVENUE. The Company's revenue is received primarily from merchandise sold through the Company retail stores, franchise revenue, and merchandise sold directly to third parties by the manufacturing subsidiary. Revenue is net of returns and excludes sales tax. Franchise revenue includes sales of product and store fixtures, franchise fees, royalty income and interest income resulting from financing arrangements. Franchise fees are recognized as the Company's obligations to the franchisee are satisfied and the related store is opened.

     INCOME TAXES. The Company is included in its Parent's consolidated federal tax return. Federal income taxes are provided as if the Company filed separately. Income taxes are provided for all items currently included in the Consolidated Statements of Operations regardless of when such taxes are payable. Deferred taxes result primarily from recognition of expense in different periods for tax and financial statement purposes. These items consist principally of inventory capitalization, installment sales and depreciation.

     The Company changed its method of accounting for income taxes, effective the first quarter of 1993 to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires an asset and liability approach to accounting for income taxes. The effect of adoption was immaterial.

     SELF-INSURANCE. The Company self-insures for certain levels of product and general liability, workers' compensation and health care coverage. Estimated costs of these programs are accrued based upon known and anticipated claims. Any adjustments to previously recorded accruals are reflected in current operating results.


NOTE 2.  RECEIVABLES

Receivables at period end consisted of the following:

                                                              February 6,                 February 5,
                                                                 1993                        1994
                                                              -----------                 -----------
                                                                           (In thousands)
Manufacturing trade                                            $ 6,136                       $11,720
Franchise                                                        5,522                         8,935
Current portion of notes (see Note 5)                            3,400                         3,434
Construction allowances                                            535                         1,634
Subtenant                                                          643                           782
Diet Center                                                        106                            12
Other                                                              513                         1,383
Allowance for uncollectible accounts                            (1,700)                       (1,290)
                                                               --------                      --------
                                                               $15,155                       $26,610
                                                               =======                       ========



NOTE 3.  INVENTORIES

Inventories at period end consisted of the following:

                                                              February 6,                 February 5,
                                                                 1993                        1994
                                                              -----------                 -----------
                                                                           (In thousands)
Product ready for sale                                         $60,516                       $81,531
Unpackaged bulk product and raw materials                        7,639                        11,769
Packaging supplies                                               1,338                         1,617
                                                               -------                       -------
                                                               $69,493                       $94,917
                                                               =======                       =======



NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at period end consisted of the following:

                                                              February 6,                 February 5,
                                                                 1993                        1994
                                                              -----------                 -----------
                                                                           (In thousands)
Land, buildings and improvements                                $ 4,964                    $  6,177
Machinery and equipment                                          14,187                      18,660
Capital leases                                                    8,688                       8,688
Leasehold improvements                                           29,184                      34,797
Furniture and fixtures                                           30,287                      41,874
Construction in progress                                          3,544                       3,238
                                                                -------                    --------
                                                                 90,854                     113,434
Less accumulated depreciation                                    30,695                      39,384
                                                                -------                    --------
                                                                $60,159                    $ 74,050
                                                                =======                    ========

NOTE 5.  OTHER ASSETS

Other assets at period end consisted of the following:

                                                                      February 6,                February 5,
                                                                        1993                       1994
                                                                     ------------               ------------
                                                                                 (In thousands)
Franchise notes, less current portion                                 $7,789                       $10,951
Prepaid items                                                            175                           226
Other                                                                     19                            20
                                                                      ------                       -------
                                                                      $7,983                       $11,197
                                                                      ======                       =======

        The notes from the Company's franchisees are demand notes, payable primarily over five years. Interest accrues at the rate of 13.75% per annum and is payable monthly.


NOTE 6.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt at period end consisted of the following:

                                       Scheduled        Interest         February 6,           February 5,
                                        Maturity          Rate              1993                  1994
                                      ------------     ---------       ---------------       ---------------
                                                                                  (In thousands)
Bank term loan A                          1997            5.9% - 7%         $ 55,168               $ 46,911
Bank term loan B                          1999          6.4% - 7.5%           23,981                 22,667
Bank revolving credit facility            1997           7.75% - 8%           13,913                 35,500
Senior subordinated notes                 2000              11.375%          135,000                 70,867
Capital leases                                                                 6,866                  5,262
                                                                            --------               ---------
                                                                             234,928                181,207
Current maturities                                                             7,600                  9,770
                                                                            --------               --------
                                                                            $227,328               $171,437
                                                                            ========               ========

        The Company has a $51,000,000 revolving credit facility which may be used for working capital purposes including the ability to issue up to $16,000,000 of letters of credit, of which $8.4 million was unused at year end. In addition, the facility allows the use of up to $15,000,000 for repurchases of existing senior subordinated debt. Borrowing availability under the facility is limited to eligible balances of accounts receivable and inventory. At February 5, 1994, the Company had full borrowing availability under the facility. Amounts drawn on the facility, including letters of credit at February 5, 1994, were approximately $43.5 million. Substantially all assets of the Company are pledged as collateral against the revolving credit facility and term loans.

        The 11 3/8% senior subordinated notes restrict, among other items, the creation of additional indebtedness by GNI and its subsidiary (the "Obligors"), dividends and distributions, redemptions of capital stock, certain transactions with affiliates, sales of assets, consolidations, mergers and certain investments.

        In July 1993, the Company, through capital contributions by its Parent from the sales of common stock, retired approximately $44.9 million of senior subordinated notes at an average premium of 10.198% and $3.6 million of long-term debt. The Company recognized a $5.0 million extraordinary loss, net of income taxes for this transaction. In 1993, the Company utilized its ability to finance repurchases of senior subordinated debt. Approximately $19.2 million of senior subordinated notes were retired at an average premium of 11.562%. The Company recognized a $1.1 million extraordinary loss, net of income taxes, in 1993 for these transactions.

        At February 5, 1994, the Company's total long-term debt maturities are as follows:


                   Year
                   ----
                   1994                                                $  9,770,000
                   1995                                                  12,999,000
                   1996                                                  18,731,000
                   1997                                                  53,731,000
                   1998                                                  15,111,000
                   1999 and thereafter                                   70,865,000

       The Company's interest expense for all periods is as follows:

                                                   Year Ended             Year Ended               Year Ended
                                                   February 1,            February 6,              February 5,
                                                     1992                   1993                     1994
                                                --------------         --------------            -------------
                                                                       (In thousands)
Composition of Interest Expense:
Interest on debt                                   $37,935                   $27,503                  $19,107
Amortization of deferred
  financing fees                                       261                       740                    1,529
Interest income                                        (43)                      (84)                    (242)
                                                   --------                  --------                 --------
                                                   $38,153                   $28,159                  $20,394
                                                   ========                  ========                 ========

       Interest income includes all interest income other than income generated from the financing of franchisees and is reported net of interest expense.

NOTE 7.  REDEEMABLE PREFERRED STOCK

     SERIES B PREFERRED STOCK. The Series B Preferred Stock is $.01 par value and $100 stated value per share. The preferred stock consists of 2,000,000 authorized shares of which 400,000 and 381,210 were issued and outstanding at February 5, 1994 and February 6, 1993, respectively. There was one shareholder of Series B Preferred Stock at February 5, 1994 and February 6, 1993, respectively. The Series B Preferred Stock ranks, with respect to dividend and redemption rights and rights upon liquidation/dissolution and winding up, prior to all other series of preferred stock of the Company (including the Series A Preferred Stock) and all classes of common stock of the Company.

     The holders of Series B Preferred Stock have no voting rights except as may otherwise be required by law. Under an amendment of its Articles of Incorporation adopted by the Company's shareholders on January 27, 1993, the Company shall pay cumulative dividends in cash payable quarterly in arrears on the 15th day of each February, May, August and November in each year commencing with and including February 15, 1993 at the annual rate of 7.5% of the liquidation preference.

     The Series B Preferred Stock may be redeemed in cash according to the following schedule: on August 15, 2000, $30,000,000 in stated value of the outstanding shares; on November 1, 2000, all remaining outstanding shares not to exceed $20,000,000 in stated value.

     SERIES A PREFERRED STOCK. The Series A Preferred Stock was $.01 par value and $1.00 stated value per share. On January 28, 1993, the Company exercised its option to redeem all of the Series A Preferred Stock at a redemption price equal to the liquidation preference together with accrued and unpaid dividends thereon to February 12, 1993. The Company had retained approximately $44,380,000 in an escrow account to redeem this stock. The balance in this fund at February 5, 1994 is approximately $1,144,000. Accordingly, these funds have been reflected on the balance sheet as restricted cash.

NOTE 8.  RETIREMENT PLANS

     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees with more than one year of service. The plan, which prior to 1991 was funded solely through participant contributions, provides for employee contributions of 1% to 15% of individual compensation into deferred savings. In 1991, the plan was amended to provide for Company contributions of 25-45% of the first 5% of participants' contributions. The Company may make additional contributions based upon the achievement of performance goals established by the Board of Directors. The Company's cash contributions for 1991, 1992 and 1993 were $522,338, $746,153 and $816,230, respectively.



NOTE 9.  FRANCHISE FEE REVENUE

     The Company charges franchisees a flat fee, payable prior to the franchise store opening, as consideration for the franchise rights and initial services performed by the Company. Once the franchised store is open, the Company has no further obligations under this fee to the franchisee. Therefore, all franchise fee revenue is recognized in the period in which a franchise store is opened.

     Franchise revenue related to this initial fee is as follows:

                                                          Year Ended          Year Ended        Year Ended
                                                          February 1,         February 6,       February 5,
                                                             1992                1993              1994
                                                       ----------------    ----------------   ---------------
                                                                            (In thousands)
              Initial franchise fee                         $1,136              $2,208            $3,614

     Franchise store information is as follows:

              Number of operating franchised stores:
                     Beginning of period                        65                 151               290
                     Sales to franchisees                       86                 144               241
                     Stores acquired/closed                    --                   (5)              (22)
                                                               ---                 ----              ----
                     End of period                             151                 290               509
                                                               ===                 ====              ====



NOTE 10.  LONG-TERM LEASE OBLIGATIONS

     GNI has operating leases covering its retail store locations. The leases generally provide for an initial term of between seven and ten years, and some include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of common operating expenses, and most require additional rentals based on a percentage of sales in excess of specified levels ("Percent Rent"). Real estate taxes, insurance and other executory costs may be included in the rental payment or charged in addition to rent. In either case, they have been included in common operating expense.

     Other leases cover transportation equipment, data processing equipment, distribution facilities and corporate headquarters.

     The composition of the Company's rental expense for all periods presented included the following components:

                                                   Year Ended             Year Ended               Year Ended
                                                   February 1,            February 6,              February 5,
                                                     1992                   1993                     1994
                                                  ------------           ------------             ------------
                                                                                     (In thousands)
Retail Stores:
Rent on long-term
  operating leases                                  $33,893                 $32,255                  $33,905
Common operating expense                             11,396                  10,841                   11,509
Percent rent                                          2,006                   2,191                    2,818
                                                    -------                 -------                  -------
                                                     47,295                  45,287                   48,232
Other                                                 5,638                   5,696                    6,168
                                                    -------                 -------                  -------
Total                                               $52,933                 $50,983                  $54,400
                                                    =======                 =======                  =======

     Minimum future obligations for noncancellable operating leases
(including closed stores) with initial or remaining terms of at least one year in effect at February 5, 1994 were as follows:

Year                                             Retail Stores                Other                   Combined
- - ----                                             -------------                -----                   --------
                                                                                     (In thousands)
1994                                              $ 41,657                    $ 3,914                $ 45,571
1995                                                38,918                      3,007                  41,925
1996                                                35,685                      2,640                  38,325
1997                                                31,723                      2,038                  33,761
1998                                                27,200                      1,461                  28,661
Thereafter                                          74,552                      6,608                  81,160
Minimum sublease                                    (1,513)                     --                     (1,513)
                                                  ---------                   -------                ---------
Total                                             $248,222                    $19,668                $267,890
                                                  =========                   =======                =========

     In some instances, GNI guarantees franchisee leases. At February 5, 1994, GNI guaranteed $2,154,500 at the net present value of future minimum franchisee lease payments. At February 5, 1994, GNI was not making lease payments on the behalf of any franchisee leases.

NOTE 11.  INCOME TAXES (TAX BENEFITS)

     Effective February 7, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

     Significant components of the Company's deferred tax assets and liabilities as of February 5, 1994 are as follows:

                                                                       (In thousands)
                 Deferred Tax:
                   Current assets:
                      Operating reserves                                $2,340
                      Inventory capitalization                           2,159
                      Deferred revenue                                   1,145
                      Deferred compensation                                 40
                      Other                                                (37)
                                                                        -------
                                                                         5,647
                   Non-current liabilities:
                       Fixed assets                                      4,272
                                                                        -------
                          Total deferred taxes                          $1,375
                                                                        =======

       Income taxes (tax benefits) for all periods consist of the following components, including income taxes provided on the extraordinary gains (losses):

                                                 Year Ended             Year Ended             Year Ended
                                                 February 1,            February 6,            February 5,
                                                    1992                   1993                   1994
                                              ----------------       ----------------        ---------------
                                                                      (In thousands)
Current:
Federal                                           $ 3,456                 $ 8,777                  $19,965
State                                                 137                   1,025                    2,393
                                                 --------                 -------                  -------
                                                    3,593                   9,802                  $22,358
                                                 --------                 -------                  -------

Deferred:
Federal                                              (995)                 (1,522)                  (1,711)
State                                                 (33)                   (287)                     (38)
                                                  --------                --------                 --------
                                                   (1,028)                 (1,809)                  (1,749)
                                                  --------                --------                 --------
Total                                             $ 2,565                 $ 7,993                  $20,609
                                                  ========                ========                 ========



         The sources of deferred tax benefits are summarized as follows:

                                               Year Ended              Year Ended
                                               February 1,             February 6,
                                                  1992                    1993
                                            ----------------        -----------------
                                                        (In thousands)
Depreciation and amortization                     $  --                  $(1,240)
Installment sale                                     (434)                  (115)
Inventory capitalization                              104                    121
Deferred revenue                                     (203)                     9
Other                                                (495)                  (584)
                                                  --------               --------
                                                  $(1,028)               $(1,809)
                                                  ========               ========



         The Company's effective tax rate differed from the statutory tax rate for the following reasons:

                                                Year Ended               Year Ended             Year Ended
                                                February 1,              February 6,            February 5,
                                                   1992                     1993                   1994
                                             ---------------          ----------------        ---------------
                                                                       (In thousands)
Percent of pretax earnings (loss):
  Statutory federal tax rate                     (34.0)%                   34.0%                   35.0%
Increase (decrease):
  Goodwill amortization                           49.4                      7.7                     5.2
  Asset basis differences
    depreciation and gains                        15.9                       .3                     --
  State income tax, net of
    federal tax benefit                            2.2                      2.8                     3.3
  Pension plan reversion                          11.7                       .1                     --
  Other                                            9.8                      1.0                     1.3
                                                 -------                   -----                   -----
Effective income tax rate                         55.0 %                   45.9%                   44.8%
                                                 =======                   =====                   =====

NOTE 12.  LEGAL PROCEEDINGS AND SETTLEMENTS

      Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-Tryptophan or products containing manufactured L-Tryptophan are or were defendants in an estimated 2,000 actions brought in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing manufactured L-Tryptophan. At least one of GNI, General Nutrition Corporation or General Nutrition Products, Inc. (collectively, the "GNC Companies") was named as of April 15, 1994 in approximately 183 of these actions and non-litigated claims, and it is expected that one, two or all three may be named in additional suits and claims. The GNC Companies are defending these actions vigorously and believe that they should be entitled to indemnification from Showa Denko America, Inc. ("SDA") and its parent, Showa Denko, K.K. ("SDK"), the Japanese manufacturer of the bulk L-Tryptophan which the plaintiffs allege caused their personal injuries. In August 1990, GNI entered into a joint defense agreement with SDA, which agreement was amended and restated in October 1992. Unlike the original joint defense agreement which was terminable at will by either party, the amended and restated joint defense agreement (the "Agreement") is terminable only under limited, specified circumstances. Under the Agreement, SDA has agreed to pay all legal fees incurred and indemnify the GNC Companies against liability in any claim if it is determined that a proximate cause of the injury sustained by the plaintiff was a constituent of the raw material sold by SDA to the GNC Companies or was a factor for which SDA or any of its affiliates was responsible, except to the extent that actions by the GNC Companies proximately contributed to the injury. Based on the facts known to date, the GNC Companies believe that, under the Agreement, they should be entitled to indemnification in all actions arising out of the ingestion of products containing L-Tryptophan manufactured by SDK and that contribution by the GNC Companies would not be warranted. The substantial majority of all the cases in which a claimant is able to identify the L-Tryptophan ingested implicated L-Tryptophan manufactured by SDK. Under the Agreement, the GNC Companies must refrain from bringing cross-claims against or joining SDA or SDK. The Company believes that SDA can only meet its obligations under the Agreement with the financial support of SDK and pursuant to the Agreement, SDK has provided in a separate agreement, an unconditional and irrevocable guaranty of all the performance and payment obligations of SDA under the Agreement.

      The Agreement does not cover damages caused by the GNC Companies' intentional misconduct or awards of punitive damages or multiple damages arising out of such intentional misconduct or civil or criminal penalties arising out of violations of law if any such damages or penalties were to be awarded against the GNC Companies. The GNC Companies believe that they have reasonable defenses against such damages or penalties. In support of their claims for compensatory and, in some cases, punitive damages, various plaintiffs have alleged, among other things, violations of the United States Food, Drug and Cosmetic Act (the "FDCA"). If proven to have been a proximate cause of a plaintiff's damages, violations of the FDCA by the GNC Companies could preclude the GNC Companies from obtaining full indemnification. The GNC Companies do not believe they violated the FDCA. In addition, based upon the facts known to date, they believe that there are reasonable grounds upon which to defend against allegations that, if any such violations occurred, such violations proximately caused a plaintiff's damages. The GNC Companies further believe that they should be entitled to indemnification or contribution from some of the other suppliers or distributors in certain actions, but are not pursuing those claims at this time.

      The GNC Companies have product liability insurance which they believe provides coverage for L-Tryptophan products subject to these claims, including legal defense costs. However, the total of all damages alleged, if fully awarded against the GNC Companies and ignoring the existence of the Agreement, the guaranty by SDK, and claims for indemnification and contribution, would substantially exceed the GNC Companies' available product liability insurance coverage, and would have a material impact upon the Company's results of operations. The multitude of defendants, the probability that some or all of the total liability would be assessed against other defendants and the fact that discovery in these actions is not complete makes it impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the GNC Companies. No provision has been made in the financial statements for any loss that may result to the Company as a result of these actions.

      The Company is presently engaged in various other legal actions and governmental proceedings, and, although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration the Company's product liability coverage, will not have a material adverse impact on its financial position.

      The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has a $3 million self-insured retention per occurrence and aggregate, followed by a primary products liability policy of $2 million per occurrence and aggregate, and an additional $60 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

NOTE 13.  RELATED PARTY TRANSACTIONS

      The Company had entered into transactions to sell products and provide services to Gymees, Inc. and purchase products from Nutri-Science Inc., both of which are 50%-owned joint ventures. The joint ventures are accounted for using the equity method of accounting giving recognition to GNI's guarantee of any losses or liabilities incurred by the joint ventures. Revenue from sales and services to the joint ventures in 1991 and 1992 was $1,244,000 and $478,000, respectively. Product purchases from the joint venture in 1991 and 1992 were $457,000 and $775,000, respectively. There were no sales or purchases from these joint ventures in 1993.

      In 1992 and 1993, the Company paid the Thomas H. Lee Company $250,000 per year pursuant to a five-year management agreement for management and other consulting services rendered.

      GNI has a management agreement with AHC, an entity related through common ownership, under which GNI provides to AHC accounting, human resource, purchasing and management information support services for a monthly fee. GNI also provided product manufacturing and product distribution services for AHC. For the years ended February 1, 1992, February 6, 1993 and February 5, 1994, such management services, product manufacturing and product distribution resulted in revenue to GNI of approximately $3,549,000, $2,719,000 and $611,000 respectively. At February 1, 1992, February 6, 1993 and February 5, 1994, GNI had a receivable in the amount of $116,000, $106,000 and $12,000, respectively, due from AHC resulting from the above management, services and product agreement.

NOTE 14.  DISCONTINUED OPERATIONS

      In 1990, WLC Acquisition Corp., a subsidiary of GNI, had acquired 35 weight management clinics from an unrelated entity. In December 1990, due to the incurrence of approximately $1.8 million in operating losses for the six month period following the acquisition of the clinics, WLC Acquisition Corp., sold 18 of the clinics to a subsidiary of American Health Companies Inc. (AHC), a related party, for $111,000 and discontinued operations for the remaining 17 clinics. The activities of the weight management clinics have been reported as discontinued operations in the Company's 1990 and 1991 consolidated financial statements.

NOTE 15.  SEGMENT INFORMATION

      The following table represents key financial information of the Company's business segments; Retail, Franchising and Manufacturing and should be read in conjunction with Part I, Item 1. Business, on Form 10-K.

                                                   1991                   1992                1993
                                                   ----                   ----                ----
                                                                      (In thousands)

RETAIL (A)
Net revenue                                       $351,744               $385,500             $428,799
Operating earnings                                  38,687                 51,146               67,669
Depreciation/amortization                           16,914                 17,484               17,727
Identifiable assets                                346,780                359,359              386,686
Capital expenditures                                17,284                 17,653               23,831

FRANCHISING

Net revenue                                         21,218                 38,845               70,262
Operating earnings                                   2,488                  4,806                8,481
Depreciation                                             9                     17                   41
Identifiable assets                                 10,550                 16,365               25,609
Capital expenditures                                     9                    208                   61

MANUFACTURING

Net revenue
  Intersegment sales                                38,514                 50,481               66,609
  Third party sales                                 19,144                 28,048               46,576
Operating earnings                                   6,609                  9,898               17,172
Depreciation                                         1,187                  1,878                1,819
Identifiable assets                                 26,045                 27,668               37,609
Capital expenditures                                 1,124                  2,703                2,831

CORPORATE/OTHER

Net revenue                                          1,462                  1,134                  616
Operating earnings                                 (14,519)               (16,381)             (17,482)
Depreciation                                           378                    416                  584
Identifiable assets                                 14,568                 57,371               16,733
Capital expenditures                                   405                    322                1,260

CONSOLIDATED

Net revenue                                        393,568                453,527              546,253
Operating earnings                                  33,265                 49,469               75,840
Interest net                                        38,153                 28,159               20,394
Earnings (loss) before taxes                        (4,888)                21,310               55,446
Income taxes (benefit)                               2,471                  9,320               23,904
Loss from discontinued operations                      (55)                  --                   --
Extraordinary gain (loss) from early
  retirement of debt (net of tax)                      182                (2,576)              (6,119)
Net earnings (loss)                                 (7,232)                 9,414               25,423
Identifiable assets                                397,943                460,763              466,637
Depreciation/amortization                           18,488                 19,795               20,171
Capital expenditures                                18,822                 20,886               27,983

(A) Retail operating income includes expenses for amortization of goodwill of $6.8 million in each year. Retail identifiable assets includes goodwill, net of accumulated amortization, of $254.1 million in 1991, $247.3 million in 1992 and $240.5 million in 1993.

NOTE 16.  FINANCIAL INSTRUMENTS

       The following table presents the estimated fair value of the Company's financial instruments as of February 5, 1994:

                                                                    Carrying               Fair
                                                                     Value                  Value
                                                                   ---------                -----
                                                                             (In thousands)
         Restricted cash                                             $ 1,144              $ 1,144
         Long-term receivables                                        10,951               10,951
         Senior subordinated notes                                    70,867               78,485
         Bank term loan                                               69,578               71,265
         Bank revolving credit facility                               35,500               35,500

         Fair value was estimated as follows:

         The senior subordinated notes were valued at quoted year-end market prices. The bank term loan reflects estimated rates of borrowing at current prices.



NOTE 17.  QUARTERLY FINANCIAL DATA

         Unaudited quarterly financial information is as follows:

                                                                                1993
                                                FIRST         SECOND           THIRD             FOURTH           TOTAL
                                                ------        ------           ------            ------           ------
                                               12 WEEKS      12 WEEKS         12 WEEKS          16 WEEKS         52 WEEKS
                                                ENDED          ENDED           ENDED             ENDED             ENDED
                                               05/01/93      07/24/93         10/16/93          02/05/94         02/05/94
                                               --------      --------         --------          --------         --------
                                                                           (IN THOUSANDS)
    Net revenue                                $124,007       $122,403        $121,993           $177,850         $546,253
    Operating margin                             48,365         46,495          43,911             66,753          205,524
    Earnings from continuing operations
      before extraordinary item                   6,737          7,119           6,801             10,885           31,542
    Net earnings                               $  6,737          3,550        $  5,366           $  9,770         $ 25,423

                                                                                1992
                                                FIRST         SECOND           THIRD             FOURTH           TOTAL
                                                ------        ------           ------            ------           ------
                                               12 WEEKS      12 WEEKS         12 WEEKS          17 WEEKS         53 WEEKS
                                                ENDED          ENDED           ENDED             ENDED             ENDED
                                               04/25/92      07/18/92         10/10/92          02/06/93         02/06/93
                                               --------      --------         --------          --------         --------
                                                                           (IN THOUSANDS)
    Net revenue                             $106,972        $100,253         $97,314          $148,988          $453,527
    Operating margin                          40,055          36,030          34,235            54,872           165,192
    Earnings from continuing
      operations before extraordinary
      item                                     1,767           2,355           1,786             6,082            11,990
    Net earnings                            $    955        $  2,355         $ 1,786          $  4,318          $  9,414

        The second quarter of 1992 was negatively impacted by a nonrecurring loss on the discontinuance of the Gymees retail joint venture of $700,000.

                                                                      SCHEDULE V


                         PROPERTY, PLANT AND EQUIPMENT
                General Nutrition, Incorporated and Subsidiaries
                                 (In thousands)


                                                   Balance at                                     Other         Balance
                                                   Beginning      Additions                      Charges         at end
 Description                                       of Period       at Cost      Retirements    Add (Deduct)    of Period
 -----------                                      -----------    -----------    -----------    ------------    ---------
 YEAR ENDED FEBRUARY 1, 1992:
 Land and land improvements  . . . . . . . . .           $556       $--             $--            $--               $556
 Building and building improvements  . . . . .          4,379            20          --                 (1)         4,398
 Leasehold improvements  . . . . . . . . . . .         23,812         4,213          (2,114)        --             25,911
 Machinery and equipment . . . . . . . . . . .         12,423           539             (48)           460         13,374
 Furniture and fixtures  . . . . . . . . . . .         20,450        13,349          (2,659)           (58)        31,082
 Construction in progress  . . . . . . . . . .            754           700          --               (415)         1,039
                                                  ------------  ------------    ------------    -----------   ------------
                                                      $62,374       $18,821         $(4,821)          $(14)      $ 76,360
                                                  ============  ============    ============    ===========   ============

 YEAR ENDED FEBRUARY 6, 1993:
 Land and land improvements  . . . . . . . . .           $556       $--             $--            $--               $556
 Building and building improvements  . . . . .          4,398            10          --             --              4,408
 Leasehold improvements  . . . . . . . . . . .         25,911         6,423          (3,150)        --             29,184
 Machinery and equipment . . . . . . . . . . .         13,374           671            (294)           436         14,187
 Furniture and fixtures  . . . . . . . . . . .         31,082        10,841          (2,947)        --             38,976
 Construction in progress  . . . . . . . . . .          1,039         2,941          --               (436)         3,544
                                                  ------------  ------------    ------------    -----------   ------------
                                                      $76,360       $20,886         $(6,391)       $--           $ 90,855
                                                  ============  ============    ============    ===========   ============

 YEAR ENDED FEBRUARY 5, 1994:
 Land and land improvements  . . . . . . . . .           $556       $--             $--            $--               $556
 Building and building improvements  . . . . .          4,408           521          --                692          5,621
 Leasehold improvements  . . . . . . . . . . .         29,184         8,354          (2,741)        --             34,797
 Machinery and equipment . . . . . . . . . . .         14,187         3,647             (43)           869         18,660
 Furniture and fixtures  . . . . . . . . . . .         38,976        14,206          (2,126)          (494)        50,562
 Construction in progress  . . . . . . . . . .          3,544         1,255          --             (1,561)         3,238
                                                  ------------  ------------    ------------    -----------   ------------
                                                      $90,855       $27,983         $(4,910)       $  (494)*     $113,434
                                                  ============  ============    ============    ===========   ============

* Represents the reclassification of inventory held for resale to the inventory account.

- - -----------

DEPRECIATION AND AMORTIZATION
The provisions for depreciation and amortization have been computed principally in accordance with the following ranges of useful lives, applied on the straight-line method:


                                                                           Years
                                                                           -----
                 Building and building improvements   . . . . . . . . . .  10-33
                 Leasehold improvements . . . . . . . . . . . . . . . . .   7-10
                 Machinery and equipment  . . . . . . . . . . . . . . . .   5-10
                 Furniture and fixtures . . . . . . . . . . . . . . . . .   3-10

                                                                     SCHEDULE VI





   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                GENERAL NUTRITION, INCORPORATED AND SUBSIDIARIES
                                 (In thousands)




                                                     Balance at                                                            Balance
                                                      Beginning        Additions                       Other Charges        at End
Description                                           of Period         at Cost       Retirements       Add (Deduct)      of Period
- - -----------                                         ------------    --------------  --------------    ---------------   ------------
YEAR ENDED FEBRUARY 1, 1992:
Land and land improvements  . . . . . . . . . .            $14               $5               $--              $1                $20
Building and building improvements  . . . . . .            558             (126)               --             253                685
Leasehold improvements  . . . . . . . . . . . .          6,144            3,950            (1,454)             --              8,640
Machinery and equipment . . . . . . . . . . . .          2,550            2,177               (48)           (249)             4,430
Furniture and fixtures  . . . . . . . . . . . .          6,108            5,696            (2,319)            (19)             9,466
                                                   ------------     ------------      ------------     -----------      ------------
                                                       $15,374          $11,702           $(3,821)           ($14)           $23,241
                                                   ============     ============      ============     ===========      ============

YEAR ENDED FEBRUARY 6, 1993:
Land and land improvements  . . . . . . . . . .            $20               $5               $--             $--                $25
Building and building improvements  . . . . . .            685              612                --              --              1,297
Leasehold improvements  . . . . . . . . . . . .          8,640            3,945            (2,635)             --              9,950
Machinery and equipment . . . . . . . . . . . .          4,430            1,905              (229)             --              6,106
Furniture and fixtures  . . . . . . . . . . . .          9,466            6,560            (2,709)             --             13,317
                                                   ------------     ------------      ------------     -----------      ------------
                                                       $23,241          $13,027           $(5,573)            $--            $30,695
                                                   ============     ============      ============     ===========      ============

YEAR ENDED FEBRUARY 5, 1994:
Land and land improvements  . . . . . . . . . .            $25               $5               $--             $--                $30
Building and building improvements  . . . . . .          1,297              260                --              --              1,557
Leasehold improvements  . . . . . . . . . . . .          9,950            4,120            (2,651)             --             11,419
Machinery and equipment . . . . . . . . . . . .          6,106            2,333               (37)             --              8,402
Furniture and fixtures  . . . . . . . . . . . .         13,317            6,686            (2,027)             --             17,976
                                                   ------------     ------------      ------------     -----------      ------------
                                                       $30,695          $13,404           $(4,715)            $--            $39,384
                                                   ============     ============      ============     ===========      ============

                                                                      SCHEDULE X





                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                General Nutrition, Incorporated and Subsidiaries
                                 (In thousands)





                                                        Year                Year                  Year
                                                       Ended               Ended                 Ended
                                                     February 1,         February 6,           February 5,
                                                        1992                1993                  1994
                                                   --------------      --------------        --------------
Advertising costs . . . . . . . . . . . .               $12,127             $16,890               $22,808
                                                   ==============      ==============        ==============

Amortization of goodwill  . . . . . . . .               $ 6,784             $ 6,768               $ 6,768
                                                   ==============      ==============        ==============

Real estate taxes . . . . . . . . . . . .               $ 3,448             $ 3,363               $ 3,451
                                                   ==============      ==============        ==============

Maintenance and repairs are not presented because they do not exceed one percent of revenue.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENERAL NUTRITION, INCORPORATED
                                             AND SUBSIDIARIES

                                               (Registrant)


DATE:   May 3, 1994                 By: /s/ William E. Watts
                                        --------------------------------------
                                            William E. Watts
                                        President & Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                                        Title                                Date
         ----                                        -----                                ----
   /s/ Jerry D. Horn                        Chairman of the Board                      May 3, 1994
- - ---------------------------------
       Jerry D. Horn

   /s/ William E. Watts                     Director, President and                    May 3, 1994
- - ---------------------------------           Chief Executive Officer
       William E. Watts

   /s/ Thomas H. Lee                        Director                                   May 3, 1994
- - ---------------------------------
       Thomas H. Lee

   /s/ John W. Childs                       Director                                   May 3, 1994
- - ---------------------------------
       John W. Childs

   /s/ Thomas R. Shepherd                   Director                                   May 3, 1994
- - ---------------------------------
       Thomas R. Shepherd

   /s/ Harrison Wellford                    Director                                   May 3, 1994
- - ---------------------------------
       Harrison Wellford

   /s/ Edwin J. Kozlowski                   Senior Vice President, Chief               May 3, 1994
- - ---------------------------------           Financial Officer, and Principal
       Edwin J. Kozlowski                   Accounting Officer
