Form 10-Q
period 1994-04-30
GENERAL NUTRITION INC
filed 1994-06-13
CIK 317030

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q


(MARK ONE)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934


For the twelve weeks ended April 30, 1994


                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934


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



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes ____X____      No _________


         As of June 8, 1994, the number of shares outstanding of the registrant's common stock was 140.

                         PART 1.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                        GENERAL NUTRITION, INCORPORATED
              CONSOLIDATED CONDENSED AND SUMMARIZED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                April 30,      February 5,
                                                                                  1994            1994
                                                                              -----------      -----------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and equivalents................................................         $   --          $   --
   Restricted cash.....................................................            1,125           1,144
   Receivables.........................................................           28,618          26,610
   Inventories.........................................................          102,798          94,917
   Deferred taxes on income, current portion...........................            5,647           5,647
   Other current assets................................................            3,576           6,839
                                                                                --------        --------
     TOTAL CURRENT ASSETS..............................................          141,764         135,157
Property, plant and equipment, net.....................................           75,692          74,050
Other assets...........................................................           11,660          11,197
Deferred financing fees, net of accumulated amortization of
  $1,893 and $1,652....................................................            5,227           5,723
Goodwill, net of accumulated amortization of $31,756 and $30,194.......          238,948         240,510
                                                                                --------        --------
                                                                                $473,291        $466,637
                                                                                ========        ========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable....................................................         $ 48,965        $ 45,458
   Accrued salaries, wages, benefits and related taxes.................            8,075          10,202
   Accrued income taxes................................................            9,459           1,949
   Accrued interest....................................................            1,385           3,758
   Other current liabilities...........................................           19,778          21,934
   Redeemable preferred stock, current portion.........................            1,125           1,144
   Long-term debt, current portion.....................................            9,770           9,770
                                                                                --------        --------
     TOTAL CURRENT LIABILITIES.........................................           98,557          94,215
Deferred taxes on income...............................................            4,272           4,272
Long-term debt.........................................................          163,888         171,437
Preferred stock, Series B..............................................           40,000          40,000
SHAREHOLDER'S EQUITY:
   Common Stock, $.01 par value; 3,000 shares authorized
     and 140 shares issued and outstanding at April 30, 1994
     and February 5, 1994..............................................          186,649         186,649
Earnings deficit.......................................................          (20,075)        (29,936)
                                                                                --------        --------
                                                                                 166,574         156,713
                                                                                --------        --------
                                                                                $473,291        $466,637
                                                                                ========        ========


   Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENERAL NUTRITION, INCORPORATED
                     CONSOLIDATED CONDENSED AND SUMMARIZED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                           12 Weeks        12 Weeks
                                                                            Ended           Ended
                                                                           April 30,        May 1,
                                                                             1994            1993
                                                                          ----------      ----------
Net revenue...........................................................     $147,728         $124,007
Cost of sales, including costs of warehousing,
   distribution and occupancy.........................................       90,265           75,711
Selling, general and administrative...................................       33,173           29,112
Amortization of goodwill..............................................        1,562            1,562
                                                                           --------         --------
Operating earnings....................................................       22,728           17,622
Interest expense......................................................        3,731            5,464
                                                                           --------         --------
Earnings before income taxes and
   extraordinary item.................................................       18,997           12,158
Income taxes..........................................................        7,923            5,421
                                                                           --------         --------
Earnings before extraordinary item....................................       11,074            6,737
Extraordinary loss from early retirement
  of debt, net of income tax benefit of $275..........................          511             --
                                                                           --------         --------
Net earnings..........................................................     $ 10,563         $  6,737
                                                                           ========         ========


  Average number of shares outstanding................................          140              140



   Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENERAL NUTRITION, INCORPORATED
                     CONSOLIDATED CONDENSED AND SUMMARIZED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                                      12 Weeks         12 Weeks
                                                                                                       Ended            Ended
                                                                                                      April 30,          May 1,
                                                                                                        1994             1993
                                                                                                      ---------        --------
Cash flows from operating activities:
    Net earnings................................................................................      $ 10,563         $  6,737
                                                                                                      --------         --------
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Extraordinary loss from early retirement of debt.......................................           511             --
         Depreciation and amortization..........................................................         5,563            4,808
         Increase in deferred tax liability.....................................................          --                894
         Other adjustments......................................................................            61              370
         Change in operating assets and liabilities:
           Increase in receivables..............................................................        (1,443)          (2,596)
           Increase in inventories..............................................................        (7,881)          (7,420)
           Increase in accrued taxes............................................................         7,785            4,409
           Increase in other assets.............................................................           (72)            (112)
           Increase in accounts payable and accrued liabilities.................................         1,417           17,709
           Increase in other working capital items..............................................        (1,237)          (6,090)
                                                                                                      --------         --------
              Total adjustments.................................................................         4,704           11,972
                                                                                                      --------         --------
    Net cash provided by operating activities...................................................        15,267           18,709
                                                                                                      --------         --------

Cash flows from investing activities:
    Capital expenditures........................................................................        (5,404)          (3,025)
    Increase in franchisee notes receivable.....................................................          (956)            (666)
    Proceeds from sale or disposal of fixed assets..............................................             2              200
                                                                                                      --------         --------
    Net cash used in investing activities.......................................................        (6,358)          (3,491)
                                                                                                      --------         --------

Cash flows from financing activities:
    Long-term debt agreements:
         Payments...............................................................................       (35,500)         (22,913)
         Borrowings.............................................................................        36,000            7,500
                                                                                                      --------         --------
    Net (payments) borrowings on long-term debt.................................................           500          (15,413)
    Retirement of long-term debt................................................................        (7,641)            --
    Decrease in capital lease obligations.......................................................          (409)            (373)
    Cash dividends on Series B Preferred stock..................................................          (767)            --
    Redemption of redeemable preferred stock....................................................           (19)         (43,048)
    Premiums paid on early retirement of debt...................................................          (592)            --
                                                                                                      --------         --------
    Net cash used in financing activities.......................................................        (8,928)         (58,834)
Net decrease in cash and equivalents............................................................           (19)         (43,616)
Beginning balance, cash and equivalents.........................................................         1,144           44,948
                                                                                                      --------         --------
Ending balance, cash and equivalents............................................................      $  1,125         $  1,332
                                                                                                      ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest...............................................................................      $  5,901         $  9,562
         Income taxes...........................................................................      $    137         $    118
_________

Supplemental schedule of non-cash financing activities:

    (a)  GNI elected to pay dividends on its Redeemable Series B Preferred Stock in additional shares until
         January 28, 1993, when the election to pay cash dividends was made.  At May 1, 1993, dividends of
         $597,893 were accrued to be paid on May 15, 1993.  At April 30, 1994, dividends of $624,999 were accrued to be paid on May 15, 1994.


   Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENERAL NUTRITION, INCORPORATED


                 NOTES TO CONSOLIDATED CONDENSED AND SUMMARIZED
                              FINANCIAL STATEMENTS
                                  (Unaudited)


1.    In the opinion of General Nutrition, Incorporated and Subsidiaries
      (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at April 30, 1994 and February 5, 1994 and the results of operations for the twelve weeks ended April 30, 1994 and May 1, 1993.
      All such adjustments are of a normal and recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K filed with the Securities and Exchange Commission. The Consolidated Condensed and Summarized Financial Statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of material intercompany balances and transactions. The results of operations for the twelve weeks ended April 30, 1994 are not necessarily indicative of the operating results for the full year.


2. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At April 30, 1994, cash overdrafts of $1,413,000 were included in accounts payable.


3. Certain amounts in previously issued financial statements have been reclassified to conform to the 1994 presentation.


4.    Inventories consist of the following:

                                                        April 30,                 February 5,
                                                          1994                       1994
                                                        ---------                 -----------
                                                                  (In thousands)
       Product ready for sale . . . . . . . . . . . .    $ 90,350                  $81,531
       Unpackaged bulk product and raw material . . .      10,955                   11,769
       Packaging supplies . . . . . . . . . . . . . .       1,493                    1,617
                                                         --------                  -------
                                                         $102,798                  $94,917
                                                         ========                  =======



5. The Company and certain subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company as a result of these actions. See Note 12 in the Company's Annual Report on Form 10-K for the fiscal year ended on February 5, 1994.

PART I.  FINANCIAL INFORMATION


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        REVENUE. Consolidated revenue for the twelve weeks ended April 30, 1994 was $147.7 million; an increase of $23.7 million or 19.1% compared with the same period in 1993. Below is a comparison of revenue for each of the Company's business segments for the twelve week periods:

                              CONSOLIDATED REVENUE

                                12 Weeks                  12 Weeks
                                 Ended        % of         Ended        % of
                                April 30,     Total        May 1,       Total
                                  1994       Revenue        1993       Revenue
                             --------------  -------   --------------  -------
                             (In thousands)            (In thousands)

   Retail . . . . . . . . .    $112,515        76.2      $102,040        82.3
   Franchising  . . . . . .      21,861        14.8        12,885        10.4
   Manufacturing  . . . . .      13,333         9.0         8,870         7.2
   Corporate  . . . . . . .          19         -             212          .1
                               --------       -----      --------       -----
     Total  . . . . . . . .    $147,728       100.0%     $124,007       100.0%
                               ========       =====      ========       =====

         RETAIL REVENUE. In the twelve weeks ended April 30, 1994, revenue from the retail segment increased 10.3% compared with the same period in 1993. The Company operated 1,062 stores at April 30, 1994 compared with 948 stores at May 1, 1993. The retail stores had comparable store sales increases of approximately 7.5% for the twelve weeks ended April 30, 1994 compared with the same period in 1993. This revenue increase was generated primarily from the continuing success of the Company's Gold Card program, the conversion of the Company's stores to the updated format and the addition of new Company stores in 1993 and the first quarter of 1994.

         FRANCHISING REVENUE. Revenue from the franchise segment increased 69.7% in the twelve weeks ended April 30, 1994 compared with the same period in 1993, as the number of operating franchises increased from 321 at May 1, 1993 to 555 at April 30, 1994. Franchise revenue, which in the twelve weeks ended April 30, 1994 and May 1, 1993, represented 14.8% and 10.4%, respectively, of total revenue, was generated primarily from the sale of products and fixtures, royalties, franchise fees and interest income on franchise notes receivable. Comparable store sales at the franchise locations for the twelve weeks ended April 30, 1994 increased approximately 21%. Comparable store sales for first year converted franchise stores increased an average of 23% for the twelve weeks ended April 30, 1994 when compared with the same period in the year prior to conversion.

         Of the 555 operating franchise stores at the end of the period, 513 were domestic locations and 42 were international locations. At April 30, 1994 an additional 152 franchises had been awarded but were not yet opened.

         MANUFACTURING REVENUE. Revenue from sales to third parties was $13.3 million for the twelve weeks ended April 30, 1994, an increase of 50.3% compared with the same period in 1993. The 1994 revenue increase was primarily the result of increased capacity in the soft gelatin production area, allowing the Company to remain competitive in the wholesale vitamin supplement market with respect to pricing, quality and customer service. The Company plans to add further capacity for soft gelatin production later this year.

                    ANALYSIS OF OPERATING COSTS AND EXPENSES

                                                     12 Weeks      12 Weeks
                                                      Ended         Ended
                                                     April 30,      May 1,
                                                       1994          1993
                                                     ---------     --------
                                                         (In thousands)
Cost of sales, including costs of warehousing,
  distribution and occupancy  . . . . . . . . . .     $90,265       $75,711
Percent of net revenue  . . . . . . . . . . . . .        61.1%         61.1%

Selling, general and administrative . . . . . . .     $34,735       $30,674
Percent of net revenue  . . . . . . . . . . . . .        23.5%         24.7%

Operating earnings  . . . . . . . . . . . . . . .     $22,728       $17,622
Percent of net revenue  . . . . . . . . . . . . .        15.3%         14.2%


        Cost of sales, including cost of warehousing, distribution and occupancy remained constant as a percentage of net revenue for the twelve weeks ended April 30, 1994 compared with the twelve weeks ended May 1, 1993. Consolidated product costs increased as a percentage of revenue for the quarter when compared with the first quarter of 1993, due primarily to increased revenue in the franchising and manufacturing segments as a percentage of consolidated net revenue. Margins generated by these segments are significantly lower than those of the retail segment. As revenue from these segments continues to increase as a percentage of consolidated revenue, the consolidated product costs will continue to increase. Consolidated warehousing, distribution and occupancy costs declined as a percentage of revenue for the quarter offsetting the increase in consolidated product costs.

        The Company continued to leverage its selling, general and administrative costs which declined as a percentage of net revenue for the quarter from 24.7% in 1993 to 23.5% in 1994. The dollar increase of $4,061,000 in the first quarter was a result of increased salaries and operating costs associated with new stores that were opened in 1993 and the first quarter of 1994 and increased retail advertising.

        As a result of improved operations in each of the Company's business segments and continued emphasis on controlling costs, operating earnings increased 29.0% for the first twelve weeks ended April 30, 1994 when compared with the same period in 1993.

NON-OPERATING INCOME (EXPENSE) ANALYSIS

        Interest expense, including amortization expense of deferred financing fees, decreased to $3.7 million in the twelve weeks ended April 30, 1994 compared with $5.5 million for the same period in 1993. The decrease was primarily the result of repurchases of senior subordinated debt in 1993 utilizing the proceeds from the stock offering completed by the Company's parent in July 1993 and borrowings from the Company's revolving credit facility.

        The Company recognized an after tax extraordinary loss of $0.5 million as a result of the retirement of $5.6 million of senior subordinated notes in the first quarter of 1994.

REVIEW OF FINANCIAL CONDITION
ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

        In the first twelve weeks of 1994, increased earnings in each of the Company's business segments improved the financial condition of the Company. The Company's current ratio was unchanged from year end at 1.44, while the debt to equity ratio improved to 1.04 from 1.16 at February 5, 1994. The Company continued its new store expansion program opening 21 new Company-owned and 48 franchise locations in the first quarter of 1994. The funds necessary for the continuation of this expansion will be generated internally or from the Company's revolving credit facility.

        The Company's first quarter cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:


                                           12 Weeks           12 Weeks
                                            Ended              Ended
                                           April 30,           May 1,
                                             1994               1993
                                           ---------          --------
                                                  (In thousands)

Cash provided by (used in)
  Operating activities  . . . . . . . .    $15,267           $ 18,709
  Investing activities  . . . . . . . .     (6,358)            (3,491)
  Financing activities  . . . . . . . .     (8,928)           (58,834)
                                           -------           --------
Net increase (decrease) in
  Cash and equivalents  . . . . . . . .    $   (19)          $(43,616)
                                           =======           ========

        OPERATING ACTIVITIES. Cash provided by operating activities in the first twelve weeks of both 1994 and 1993, reflects continued improvement in the operations of each of the Company's business segments. The Company continued to reinvest operating funds into its inventory and franchise program to support the ongoing store expansion program and the increased retail and wholesale sales.

        INVESTING ACTIVITIES. The primary use of funds in each of the reported periods, excluding the funds used in financing activities, was for capital expenditures. The Company incurred capital expenditures of approximately $5.4 million and $3.0 million for the first twelve weeks of 1994 and 1993, respectively. The capital expenditures were used primarily for the Company's new store expansion program. The Company has planned capital expenditures of approximately $29 million for 1994.

        Receivables from franchisees increased by $956,000 in the first twelve weeks of 1994 as the number of operating franchise locations increased to 555 from 509 at February 5, 1994.

        The funds required for the Company's future investing activities will come from a number of sources including the operating cash flow, the revolving credit facility and repayment of franchisee notes.

        FINANCING ACTIVITIES. On April 15, 1994, the Company made a principal repayment of $2.0 million on its bank term loan. At April 30, 1994, the Company had $8.9 million available on its $51.0 million revolving credit facility after excluding $6.1 million restricted for letters of credit.



PART II.  OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.


                 (a) Interim review report of the Company's independent accountants, Deloitte & Touche, for the first fiscal quarter ended April 30, 1994 is attached.

                 (b) No current reports on Form 8-K were filed during the twelve-week period ended April 30, 1994.

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENERAL NUTRITION, INCORPORATED



                                              By: /s/  Edwin J. Kozlowski
                                                  -----------------------
                                                  Edwin J. Kozlowski
                                              Senior Vice President, Chief
                                              Financial Officer and Principal
                                              Accounting Officer




DATE: June 13, 1994

Deloitte & Touche    <Logo>

2500 One PPG Place
Pittsburgh, Pennsylvania 15222-5401

Telephone: (412) 338-7200
Facsimile: (412) 338-7380

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholder of
General Nutrition, Incorporated
Pittsburgh, Pennsylvania

We have reviewed the accompanying consoldiated condensed and summarized balance sheet of General Nutrition, Incorporated and subsidiaries as of April 30, 1994, and the related consolidated condensed and summarized statements of operations and cash flows for the twelve weeks ended April 30, 1994 and May 1, 1993. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed and summarized financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of General Nutrition, Incorporated and subsidiaries as of February 5, 1994, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); our report on those consolidated financial statements, dated March 7, 1994, includes an explanatory paragraph as to a litigation uncertainty. In our opinion, the information set forth in the accompanying consolidated condensed and summarized balance sheet as of February 5, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche
May 16, 1994